Form 10QSB
period 1996-03-31
METROVISION OF NORTH AMERICA INC
filed 1996-05-16
CIK 880581

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington,  D.C.  20549



FORM 10-QSB





[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Period Ended March 31, 1996

or



[   ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _________________ to
_________________

Commission file number 0-19685



METROVISION OF NORTH AMERICA, INC.

(Exact name of registrant as specified in its charter)



New York 	 	16-1276525

(State or other jurisdiction of   	 	(I.R.S. Employer
Identification No.)

incorporation or organization)

424 Madison Avenue, 9th Floor New York, New York 	 	 10017

    (Address of principal executive offices) 	 	 (Zip Code)

(212) 759-2850

(Registrant's telephones number, including area code)



Not Applicable

(Former name, former address and former fiscal year, if changed since last report)







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No __



Applicable Only to Issuers Involved in Bankruptcy

Proceedings During the Preceding Five Years



Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the
court.  Yes        No

Applicable Only to Corporate Issuers



Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.



Common Stock, $.001 Par Value - 6,987,880 shares as of May 6,
1996.



METROVISION OF NORTH AMERICA, INC.







INDEX





	PAGE





Part  I.  Financial Information



Item 1. Condensed Consolidated Financial Statements (Unaudited)



	Condensed consolidated balance sheets  -  December 31, 1995 and

	March 31, 1996                                         		1



  	Condensed consolidated statements of operations -

	Three months ended  March 31, 1995 and 1996		2



	Condensed consolidated statements of cash flows -

	Three months ended  March 31, 1995 and 1996					3



	Notes to condensed consolidated financial statements - March
31, 1996		4





Item 2. Management's Discussion and Analysis of Financial
Condition and Results

	of Operations               		5





Part  II.    Other Information





Item 6.  				  							9







Signatures											  10
PART I - FINANCIAL INFORMATION

METROVISION OF NORTH AMERICA, INC.



CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,  		March 31,

	1995 		1996

	 	(Note) 		(Unaudited)

ASSETS



CURRENT ASSETS

	Cash and cash equivalents 	$97,125 		$62,191

	Accounts receivable, net of allowance of  $10,230 at March 31,
1995 	441,955 		204,343

	Prepaid expenses 	45,415 		61,846

TOTAL CURRENT ASSETS 	584,495 		328,380



OPERATING EQUIPMENT

	Installations and equipment 	3,550,257 		3,551,468

  	Installations-in-process 	221,416 		208,916

  	Equipment and fixtures 	195,378 		197,953

	3,967,051 		3,958,337

	Less:  accumulated depreciation 	(2,223,742) 		(2,313,353)

	1,743,309 		1,644,984



OTHER ASSETS 	10,846 		9,987

PREPAID SOFTWARE LICENSE 	36,000 		27,000

CONTRACT RIGHTS 	257,761 		207,761

	$2,632,411 		$2,218,112

LIABILITIES and STOCKHOLDERS' EQUITY



CURRENT LIABILITIES

	Accounts payable-trade 	$182,545 		$186,638

	Accrued salaries and commissions 	133,284 		131,823

	Deferred Income 	286,547 		208,817

    Accrued expenses 	66,905 		38,545

	Current portion of notes payable to stockholders 	96,000
		76,000

TOTAL CURRENT LIABILITIES 	765,281 		641,823



PREFERRED STOCK, 5% SERIES A 	649 		649

COMMON STOCKHOLDERS' EQUITY

	 Common stock, Class A 	6,987 		6,987

	Capital in excess of par value 	13,385,979 		13,385,979

	Retained deficit 	(11,526,485) 		(11,817,326)

TOTAL COMMON STOCKHOLDERS' EQUITY 	1,866,481 		1,575,640

	$2,632,411 		$2,218,112

METROVISION OF NORTH AMERICA, INC.



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three Months Ended   		ths Ended

		March 31 		ber 30

		1995 		1996

GROSS REVENUES 		$435,257 		$212,253

Less:  agency commissions 		(17,978) 	 	(2,737)

NET REVENUES 		417,279 		209,516



OPERATING COSTS AND EXPENSES

	Cost of sales 		245,172 		101,819

	Selling, general, and administrative 		304,930 		235,210

		550,102 	 	337,029

OPERATING LOSS BEFORE DEPRECIATION

	AND AMORTIZATION 		(132,823) 		(127,513)



	Depreciation and amortization 		161,500 		161,500

		LOSS FROM OPERATIONS 		(294,323) 		(289,013)



	Interest income 		2,497 		49

	 Interest expense  	 	(2,147) 	 	(1,877)

NET LOSS 		(293,973) 	 	(290,841)





Less:  Preferred stock dividend requirements 		45,793 		45,041

NET LOSS APPLICABLE TO COMMON STOCK 		$(339,766) 		$(335,882)



NET LOSS PER COMMON SHARE 		$(0.05) 	 	$(0.06)



WEIGHTED AVERAGE NUMBER OF SHARES 		5,975,359 	 	6,059,633

METROVISION OF NORTH AMERICA, INC.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)

	    Three Months Ended

	        March 31

	1995 		1996

OPERATING ACTIVITIES

		Net loss 	$(293,973) 		$(290,841)

	Adjustments to reconcile net loss to net cash used in operating activities:

		Provision for depreciation and amortization 	161,500 		161,500

        Loss in sale of equipment 	0 		611

		Changes in operating assets and liabilities:

		Decrease in accounts receivable (net) 	35,873 		237,612

		(Increase) in prepaid expenses and other assets 	(16,392)
		(15,572)

		Increase (Decrease) in accounts payable and other accrued
expenses 	100,894 		(103,458)

	NET CASH USED IN OPERATING ACTIVITIES 	(12,098) 		(10,148)



INVESTING ACTIVITIES

  	Capital expenditures for operating equipment 	(12,122)
		(7,286)

     Proceeds from sale of equipment 	0 		2,500

  	NET CASH USED BY INVESTING ACTIVITIES 	(12,122) 		(4,786)



FINANCING ACTIVITIES

	Principal payments on notes to former stockholders 	0
		(20,000)

 	NET CASH PROVIDED BY FINANCING ACTIVITIES 	0 		(20,000)

	(24,220) 		(34,934)

Cash and cash equivalents at beginning of period 	400,716
		97,125

CASH AND CASH EQUIVALENTS AT END OF PERIOD 	$376,496 		$62,191

METROVISION OF NORTH AMERICA, INC.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)



March 31, 1996





NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.





NOTE B--SUBSEQUENT EVENTS



	On May 10, 1996, the Company, York Hannover Pharmaceuticals, Inc. ("York Hannover") and Stockbridge Investment Partners Inc. ("Stockbridge") entered into an Agreement and Plan of Merger
(the "Merger Agreement") for the merger of York Hannover, a wholly owned subsidiary of Stockbridge, with and into the Company. Under the Merger Agreement, MetroVision would issue shares of its common stock to Stockbridge equal to 63.3 percent of its total shares outstanding on a post merger basis, after giving effect to a 4.6 for 1 reverse split of MetroVision common stock. The Company's name would be changed to "York Hannover
Health Care, Inc."



	MetroVision contemplates holding a regular shareholder meeting for the purpose of soliciting shareholder approval of the proposed York Hannover merger, change of name and reverse stock split. In addition, the shareholders will be asked to approve an increase in authorized shares of common stock and the amendment of the Company's 1991 Stock Option Plan and 1993 Non-Employee Directors' Stock Option Plan. Although, not subject to shareholder approval, the Company intends to offer the holders of its 648,535 shares of Series A 5% Preferred Stock an aggregate of 800,000 shares of common stock (after giving effect to the aforementioned reverse split) in exchange for such Series A 5% Preferred Stock and forgiveness of all accrued dividends on the Preferred Stock (approximately $600,000). METROVISION OF NORTH
AMERICA, INC.



Three Months Ended March 31, 1996



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Results of Operations



March 31, 1996 Compared to March 31, 1995





	Gross Revenues. For the three months ended March 31, 1996, gross revenues decreased by $223,004 to $212,253 as compared to $435,257 for the three months ended March 31, 1995. The decrease is primarily attributable to a decrease in advertising of $52,220 and a decrease in system sales of $170,784. The decrease in advertising revenues reflects the Company's increased emphasis on higher margins system sales. System sales for the period were adversely affected during the period by harsh weather conditions. System sales involves the sale of complete, installed video systems to the secondary transit market.



	Agency Commissions. Agency commissions consist of the fees charged by advertising agencies against the value of the advertising contracts billed to their clients by the Company.
These commissions generally are 15% of gross revenues. For the three months ended March 31, 1996, agency commissions totaled $2,737 which is $15,241 less than the agency commission for the three months ended March 31, 1995. The decrease is primarily the result of the decrease in gross advertising revenue.



	Net Revenues. Net revenues are equal to gross revenues after deducting advertising agency commission. Net revenues for the three months ended March 31, 1996 were $209,516, a decrease of 50% or $207,763 from net revenues of $417,279 for the three months ended March 31, 1995. The decrease in net revenues is associated with the decrease in advertising and system sales revenues.



	Cost of Sales. Cost of sales consists primarily of commissions paid to installed transit systems, the cost of system installations, maintenance costs, and software licensing fees.
Commissions to installed transit systems are based on a percentage of revenues. Maintenance costs are directly related to increases in the number of installed television monitors and computers. Cost of sales, for the three months ended March 31, 1996 were $101,819, a decrease of $143,353 or 58% from $245,172 for the three months ended March 31, 1995. The decrease is primarily the result of the decrease in system sales revenues.



	Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1996 were $235,210, a decrease of $69,720 or 23% from $304,930 for the three months ended March 31, 1995. The decrease is primarily attributable to a decrease in salaries, wages and related employee cost resulting from reductions in sales, marketing and operations employees.







	Interest Income. For the three months ended March 31, 1996, interest income totaled $49 as compared to $2,497 for the same period in 1995. The decrease in interest income is the result of a smaller cash balance earning interest for the three month period ended March 31, 1996.
Liquidity and Sources of Capital



	At March 31, 1996, the Company had negative working capital of $313,443 which is primarily the result of a decrease in trade
Accounts Receivable.



	Cash decreased $34,934 from December 31, 1995 to $62,191 at March 31, 1996. The net decrease is primarily the result of cash being expended for operating purposes and the repayment of amounts due to a former stockholder. Accounts receivable, net allowance for doubtful accounts, decreased $237,612 to $204,343 at March 31, 1996. The decrease is the result of the collection of account balances. Accounts payable increased $4,093 from $182,545 at December 31, 1995 to $186,638 at March 31, 1996. The
increase is the result of the timing of certain operating expenses. Accrued salaries and commissions decreased $1,461 from $133,284 at December 31, 1995 to $131,823 at March 31,
1996. The decrease is the result of the timing of certain cash payments to sponsors for accrued commissions. Deferred income decreased $77,730 to $208,817 at March 31, 1996 from $286,547 at
December 31, 1995. The decrease is the result of recording revenue against advance billings on system sales to transit authorities in accordance with their budgetary and funding requests. The retained deficit increased $290,841 from $11,526,485 at December 31, 1995 to $11,817,326 at March 31,
1996. The increase is the result of the net loss for the period ending March 31, 1996.



	The Company is continuously engaged in discussions regarding the sale of new installations. The Company has entered into an agreement amounting to approximately $2.9 million with New
Jersey Transit to install and maintain approximately 50 transit stations of which $848,000 has been received to date.



	The Company's independent auditors have included an explanatory paragraph in their report on the 1995 consolidated financial statements stating that recurring losses, resulting in negative cash flows, raise substantial doubt about the Company's ability to continue as a going concern. In as much as the Company will continue to have a high level of operating expenses (including the salaries and benefits of executive, marketing, and other personnel), and will be required to make significant upfront capital expenditures in connection with its currently proposed installations, the Company anticipates that losses will continue until the Company generates sufficient advertising and system sale revenues to offset its operating costs. The Company believes that generation of that level of revenues is dependent upon, among other things (i), expanding its network through sales of complete systems to transit authorities and airports seeking to comply with the ADA, (ii) the Company's ability to contract with select alternative/transit media sales organizations in order to significantly increase the sale of advertising on its network and (iii) the Company's on going exploration of strategic corporate and marketing alliances.
There can be no assurance, however, that the Company will be able to generate significantly increased revenues or ever achieve profitable operations.



	The Company is not currently generating sufficient cash flow to fund its operations and is dependent on the contract with New
Jersey Transit or other financing in order to sustain its operations. Although there can be no assurance, the Company believes that, based on currently proposed plans and assumptions relating to its operations, the contract with New Jersey
Transit together with projected cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for 1996. In the event the Company's plans change or its assumptions change or prove inaccurate or projected cash flow prove to be insufficient to fund operations, the Company would be required to seek additional financing sooner than anticipated. Furthermore, the completion of the MBTA and NY
Area Airports installations and any implementation of expansion programs will require resources substantially in excess of funds otherwise currently available to the Company. The Company has no current arrangements with respect to or sources of additional financing, and there can be no assurance that financing will be available to the Company on commercially reasonable terms, if at all. Any inability to obtain additional financing could have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.





SUBSEQUENT EVENTS



	On May 10, 1996, the Company, York Hannover Pharmaceuticals, Inc. ("York Hannover") and Stockbridge Investment Partners Inc. ("Stockbridge") entered into an Agreement and Plan of Merger
(the "Merger Agreement") for the merger of York Hannover, a wholly owned subsidiary of Stockbridge, with and into the Company. Under the Merger Agreement, MetroVision would issue shares of its common stock to Stockbridge equal to 63.3 percent of its total shares outstanding on a post merger basis, after giving effect to a 4.6 for 1 reverse split of MetroVision common stock. The Company's name would be changed to "York Hannover
Health Care, Inc."



	MetroVision contemplates holding a regular shareholder meeting for the purpose of soliciting shareholder approval of the proposed York Hannover merger, change of name and reverse stock split. In addition, the shareholders will be asked to approve an increase in authorized shares of common stock and the amendment of the Company's 1991 Stock Option Plan and 1993 Non-Employee Directors' Stock Option Plan. Although, not subject to shareholder approval, the Company intends to offer the holders of its 648,535 shares of Series A 5% Preferred Stock an aggregate of 800,000 shares of common stock (after giving effect to the aforementioned reverse split) in exchange for such Series A 5% Preferred Stock and forgiveness of all accrued dividends on the Preferred Stock (approximately $600,000).
PART II - OTHER
INFORMATION

METROVISION OF NORTH AMERICA, INC.









Item 6. EXHIBITS AND REPORTS ON FORM 8-K



	(a)  Exhibits



		10.33	Agreement and Plan of Merger, dated May 10, 1996, by and
among the Company, Stockbridge Investment Partners, Inc. and
York Hannover Pharmaceuticals, Inc.



	(b) No reports on Form 8-K were filed during the three months ended March 31, 1996.
METROVISION OF NORTH AMERICA, INC.





SIGNATURES









     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.









		METROVISION OF NORTH AMERICA, INC.

		(Registrant)





Date:  May 13, 1996 		/s/ Robert F. Hussey

		Robert F. Hussey, President

		(Duly authorized officer)





Date: May 13, 1996 		/s/ David M. Fancher

		David M. Fancher

		Chief Financial Officer

		(Principal Financial & Accounting Officer)

METROVISION OF NORTH AMERICA, INC.





SIGNATURES









     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.









		METROVISION OF NORTH AMERICA, INC.

		(Registrant)





Date:  May 13, 1996

		Robert F. Hussey, President

		(Duly authorized officer)





Date:  May 13, 1996

		David M. Fancher

		Chief Financial Officer

		(Principal Financial & Accounting Officer)





See notes to condensed consilidate financial statements.

See notes to condensed consilidate financial statements.

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial
statements.   See notes to condensed consolidated financial
statements.

See notes to condensed consolidated financial statements.

See notes to condensed consolidated financial statements.