Form 10QSB/A
period 1996-03-31
METROVISION OF NORTH AMERICA INC
filed 1996-05-16
CIK 880581

AGREEMENT AND PLAN
OF MERGER

                             BETWEEN

                METROVISION OF NORTH AMERICA, INC.

                               and

               YORK HANNOVER PHARMACEUTICALS, INC.



                     Dated as of May 10, 1996

















                            AGREEMENT

                            ARTICLE I

THE MERGER . . . . . . . . . . . . . . . . . . . . . . . . . . .2

SECTION 1.01   The Merger.   . . . . . . . . . . . . . . . . . .2

SECTION 1.02.       Effective Time . . . . . . . . . . . . . . .2

SECTION 1.03.       Effect of the Merger . . . . . . . . . . . .2

SECTION 1.04.  Certificate of Incorporation; By-Laws . . . . . .3

SECTION 1.05   Directors and Officers. . . . . . . . . . . . . .3

SECTION 1.06.  Effect on Capital Stock . . . . . . . . . . . . .3

SECTION 1.07   Tax and Accounting Consequences . . . . . . . . .3

SECTION 1.08   Taking of Necessary Action:  Further Action . . .4

SECTION 1.09   Material Adverse Effect . . . . . . . . . . . . .4

SECTION 1.10   Merger Consideration. . . . . . . . . . . . . . .4

                            ARTICLE II

YORK HANNOVER REPRESENTATIONS AND WARRANTIES . . . . . . . . . .4

SECTION 2.01   Organization. . . . . . . . . . . . . . . . . . .5

SECTION 2.02   Capital Stock of York Hannover. . . . . . . . . .5

SECTION 2.03   Articles of Incorporation and By-Laws;
Subsidiaries of York

               Hannover.       . . . . . . . . . . . . . . . . .6

SECTION 2.04.  Validity and Conflicts; Required Filings and
Consents6

SECTION 2.05   Authority . . . . . . . . . . . . . . . . . . . .7

SECTION 2.06   SEC Documents . . . . . . . . . . . . . . . . . .7

SECTION 2.07   (a)  York Hannover Company Financials . . . . . .7

SECTION 2.08   Absence of Adverse Change . . . . . . . . . . . .9

SECTION 2.09   Licenses. . . . . . . . . . . . . . . . . . . . .9

SECTION 2.10   Compliance with Law . . . . . . . . . . . . . . .9

SECTION 2.11   Title by York Hannover. . . . . . . . . . . . . 10

SECTION 2.12   (a)  Taxes and Tax Returns by York Hannover . . 11

SECTION 2.13   Material Contracts. . . . . . . . . . . . . . . 12

SECTION 2.14   Insurance . . . . . . . . . . . . . . . . . . . 12

SECTION 2.15   Litigation. . . . . . . . . . . . . . . . . . . 13

SECTION 2.16   Employee Plans and Contacts . . . . . . . . . . 13

SECTION 2.17   Trade Names . . . . . . . . . . . . . . . . . . 13

SECTION 2.18   Disclosure. . . . . . . . . . . . . . . . . . . 14

SECTION 2.19   Registration Statement/Proxy. . . . . . . . . . 14

SECTION 2.20   No Undisclosed Liability. . . . . . . . . . . . 14

SECTION 2.21   Necessary Action. . . . . . . . . . . . . . . . 14

SECTION 2.22   Restrictions on Business Activities . . . . . . 14

SECTION 2.23   Investment Company Act. . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . 15



                           ARTICLE III

METROVISION REPRESENTATIONS AND WARRANTIES . . . . . . . . . . 15

SECTION 3.01   Organization of MetroVision . . . . . . . . . . 15

SECTION 3.02   Capital Stock of MetroVision. . . . . . . . . . 15

SECTION 3.03   Articles of Incorporation and By-Laws;
Subsidiaries of MetroVision16

SECTION 3.04.  Validity and Conflicts; Required Filings and
Consents16

SECTION 3.05   Authority . . . . . . . . . . . . . . . . . . . 17

SECTION 3.06   SEC Documents . . . . . . . . . . . . . . . . . 17

SECTION 3.07   The MetroVision Financials. . . . . . . . . . . 18

SECTION 3.08   Absence of Adverse Change . . . . . . . . . . . 18

SECTION 3.09   Licenses. . . . . . . . . . . . . . . . . . . . 18

SECTION 3.10   Compliance with Law . . . . . . . . . . . . . . 19

SECTION 3.11   Title . . . . . . . . . . . . . . . . . . . . . 19

SECTION 3.12   Taxes and Tax Returns . . . . . . . . . . . . . 19

SECTION 3.13   Material Contracts. . . . . . . . . . . . . . . 20

SECTION 3.14   Insurance . . . . . . . . . . . . . . . . . . . 20

SECTION 3.15   Litigation. . . . . . . . . . . . . . . . . . . 21

SECTION 3.16   Employee Plans and Contacts . . . . . . . . . . 21

SECTION 3.17   Trade Names . . . . . . . . . . . . . . . . . . 21

SECTION 3.18   Disclosure. . . . . . . . . . . . . . . . . . . 21

SECTION 3.19   Registration Statement/Proxy. . . . . . . . . . 22

SECTION 3.20   No Undisclosed Liability. . . . . . . . . . . . 22

SECTION 3.21   Necessary Action. . . . . . . . . . . . . . . . 22

SECTION 3.22   Restrictions on Business Activities . . . . . . 22

SECTION 3.23   Investment Company Act. . . . . . . . . . . . . 22

                            ARTICLE IV

CONDUCT OF BUSINESS PENDING THE MERGER . . . . . . . . . . . . 23

SECTION 4.01.  Conduct of Business by York Hannover Pending the
Merger23

SECTION 4.02. Conduct of Business by MetroVision Pending the Merger26

SECTION 4.03   No Solicitation by MetroVision.   . . . . . . . 29

SECTION 4.04   No Solicitation by York Hannover. . . . . . . . 30

                            ARTICLE VADDITIONAL AGREEMENTS . . 31

SECTION 5.01   Preparation of S-4 and the Proxy Statement. . . 31

SECTION 5.02   Stockholders' Meeting . . . . . . . . . . . . . 31

SECTION 5.03   Access to Information:  Confidentiality.  . . . 32

SECTION 5.04   Consents:  Approval . . . . . . . . . . . . . . 32

SECTION 5.05   Agreement of Affiliates.. . . . . . . . . . . . 33

     SECTION 5.06   Indemnification and Insurance . . . . . . .
 . . 33SECTION 5.07.  Notification of Certain Matters . . . . . .
 . . 34

SECTION 5.08   Further Action/Tax Treatment. . . . . . . . . . 34

SECTION 5.09   Public Announcements. . . . . . . . . . . . . . 35

SECTION 5.10.  Listing of Surviving Corporation Common Shares. 35

SECTION 5.11.  Conveyance Taxes. . . . . . . . . . . . . . . . 35

                            ARTICLE VICONDITIONS TO THE MERGER 35

SECTION 6.01 Conditions to Obligation of Each Party to Effect the Merger35

SECTION 6.02   Additional Conditions to Obligations of York
Hannover36

SECTION 6.03   Additional Conditions to Obligation of
MetroVision38

                           ARTICLE VII

TERMINATION. . . . . . . . . . . . . . . . . . . . . . . . . . 39

SECTION 7.01   Termination . . . . . . . . . . . . . . . . . . 39

SECTION 7.02   Effect of Termination . . . . . . . . . . . . . 40

SECTION 7.03   Fees and Expenses.  . . . . . . . . . . . . . . 40

                           ARTICLE VIII

GENERAL PROVISIONS . . . . . . . . . . . . . . . . . . . . . . 42

SECTION 8.01   Effectiveness of Representations, Warranties and
Agreements42

SECTION 8.02.  Notices . . . . . . . . . . . . . . . . . . . . 42

SECTION 8.03   Certain Definitions . . . . . . . . . . . . . . 44

SECTION 8.04   Amendment . . . . . . . . . . . . . . . . . . . 45

SECTION 8.05   Waiver. . . . . . . . . . . . . . . . . . . . . 45

SECTION 8.06   Headings. . . . . . . . . . . . . . . . . . . . 45

SECTION 8.07.  Severability. . . . . . . . . . . . . . . . . . 45

SECTION 8.08   Entire Agreement. . . . . . . . . . . . . . . . 45

SECTION 8.09   Assignment. . . . . . . . . . . . . . . . . . . 46

SECTION 8.10.  Parties in Interest . . . . . . . . . . . . . . 46

SECTION 8.11   Failure or Indulgence Not Waiver; Remedies
Cumulative46

SECTION 8.12.       Governing Law. . . . . . . . . . . . . . . 46

SECTION 8.13.       Counterparts . . . . . . . . . . . . . . . 46

SECTION 8.14.       Waiver of Jury Trial . . . . . . . . . . . 52







     AGREEMENT AND PLAN OF MERGER, dated as of May     , 1996
(the "Agreement"), between York Hannover Pharmaceuticals, Inc., a Florida corporation ("York Hannover") and MetroVision of North
America, Inc., a New York corporation ("MetroVision");

                       W I T N E S S E T H:

     WHEREAS, the Boards of Directors of MetroVision and York Hannover have each determined that it is advisable and in the best interests of their respective stockholders for MetroVision to enter into a business combination with York Hannover upon the terms and subject to the conditions set forth herein; and

     WHEREAS, in furtherance of such combination, the Boards of Directors of MetroVision and York Hannover have each approved the merger (the "Merger") of York Hannover with and into the MetroVision in accordance with the applicable provisions of the New York Business Corporation Law ("New York Law") and the Florida Business Corporations Act ("Florida Law"), and upon the terms and subject to the conditions set forth herein;

     WHEREAS, pursuant to the Merger, all shares of York Hannover's 12% Preferred Stock (the "York Hannover 12% Preferred Stock") which shall be issued prior to the Merger having a redemption value of $1,950,000 plus accrued dividends will be exchanged for like preferred stock of MetroVision and York Hannover's Common Shares shall be exchanged for the Merger consideration as defined in Section 1.10, upon the terms and subject to the conditions set forth herein; and

     WHEREAS, MetroVision and York Hannover intend, by approving resolutions authorizing this Agreement, to adopt this Agreement as a plan of reorganization within the meaning of Section
368(a)(1)(A) of the Internal Revenue Code of 1986, as amended
(the "Code"), and the regulations thereunder; and

     WHEREAS, for accounting purposes, it is intended that the transactions contemplated hereby shall be accounted for as a purchase under United States generally accepted accounting principles ("GAAP");

     NOW, THEREFORE, in consideration of the foregoing and the mutual covenants and agreements herein contained, and intending to be legally bound hereby, MetroVision and York Hannover hereby agree as follows:
              ARTICLE I

                            THE MERGER

          SECTION 1.01   The Merger.

          (a) Effective Time. At the Effective Time (as defined in Section 1.02 hereof), and subject to and upon the terms and conditions of this Agreement, Florida Law and New York Law, York Hannover shall be merged with and into MetroVision, the separate corporate existence of York Hannover shall cease, and MetroVision shall continue as the Surviving Corporation. MetroVision as the Surviving Corporation after the Merger is herein sometimes referred to as the "Surviving Corporation."

          (b) Closing. Unless this Agreement shall have been terminated and the transactions herein contemplated shall have been abandoned pursuant to Section 7.01 and subject to the satisfaction or waiver of the conditions set forth in Article VI, the consummation of the Merger will take place as promptly as practicable (and in any event within two business days) after satisfaction or waiver of the conditions set forth in
Article VI, at the offices of Shereff, Friedman, Hoffman & Goodman, LLP, 919 Third Avenue, New York, New York 10022, unless another date, time or place is agreed to in writing by the parties hereto.

          SECTION 1.02. Effective Time. As promptly as practicable after the satisfaction or waiver of the conditions set forth in Article VI, the parties hereto shall cause the Merger to be consummated by filing a certificate of Merger as contemplated by Section 607.1106 of Florida Law and Section 904 of New York Law (the "Certificate of Merger") together with any required related certificates with the Department of State of the State of New York and the Secretary of State of the State of Florida in such form as required by, and executed in accordance with the related provisions of, New York Law and Florida Law, respectively (the time of such filing being the "Effective Time").

          SECTION 1.03. Effect of the Merger. At the Effective Time, the effect of the Merger shall be as provided in this Agreement, the Certificate of Merger and the applicable provisions of New York Law and Florida Law. Without limiting the generality of the foregoing, and subject thereto, at the Effective Time all assets of York Hannover including all rights and interest related to York Hannover's 40% ownership interest in the York Hannover Partnership (the "York Hannover Partnership") shall vest in MetroVision, and all debts, liabilities and duties of York Hannover shall become the debts,
liabilities and duties of MetroVision.           SECTION 1.04.
Certificate of Incorporation; By-Laws.

          (a) Certificate of Incorporation. Unless otherwise determined by MetroVision prior to the Effective Time, at the Effective Time the Certificate of Incorporation of MetroVision, as in effect immediately prior to the Effective Time, shall be the Certificate of Incorporation of the Surviving Corporation subject to the modifications contemplated by this Agreement until thereafter amended as provided by New York Law and such Certificate of Incorporation; provided, however, that Article I of the Certificate of Incorporation of the Surviving Corporation shall be amended to read as follows: "The name of the corporation is York Hannover Health Care, Inc.".

          (b) By-Laws. The By-Laws of MetroVision, as in effect immediately prior to the Effective Time, shall be the By-Laws of the Surviving Corporation until thereafter amended as provided by New York Law, the Certificate of Incorporation of the Surviving Corporation and such By-Laws; provided, however, that the By-laws shall be amended to provide that there shall be no more than five (5) directors and each director's term shall be for three years, with the terms of initial directors being staggered as set forth in Section 1.05.

          SECTION 1.05 Directors and Officers. MetroVision shall obtain the Resignation of Joseph A. Calabrese, Don Stephan Aron, and William H. Hessick, III as Directors of MetroVision and Robert F. Hussey as President and David M. Fancher as Chief Financial Officer of MetroVision as of the Effective Time. Effective as of the Effective Time, directors of the Surviving Corporation shall be Robert F. Hussey (1 year term), Lawrence B. Cummings (3 year term), Thomas M. Clarke (1 year term), Peter W. Doelger (3 year term) and Courtlandt G. Miller (2 year term); each to hold office in accordance with the Certificate of Incorporation and By-Laws of the Surviving Corporation, and the officers of the Surviving Corporation shall be Robert F. Hussey, Chairman of the Board, Lawrence B. Cummings, Chief Executive Officer and Thomas M. Clarke, President, in each case until their respective successors are duly elected or appointed and qualified.

          SECTION 1.06. Effect on Capital Stock. At the Effective Time, by virtue of the Merger and without any action on the part of MetroVision or York Hannover each share of York Hannover Common Stock held in the treasury of York Hannover and each MetroVision Common Share held in the treasury or owned by MetroVision or any direct or indirect wholly owned subsidiary of MetroVision immediately prior to the Effective Time shall, by virtue of the Merger and without any action on the part of the holder thereof, cease to be outstanding, be canceled and retired without payment of any consideration therefor and cease to
exist.               SECTION 1.07   Tax and Accounting
Consequences. It is intended by the parties hereto that the Merger shall (i) constitute a reorganization of the type defined in Section 368(a)(1)(A) of the Code and (ii) qualify for accounting treatment as a purchase under GAAP. The parties hereto hereby adopt this Agreement as a "plan of reorganization" within the meaning of Section 1.368-2(g) and 1.368-3(a) of the United States Treasury Regulations.

          SECTION 1.08 Taking of Necessary Action: Further Action. MetroVision and York Hannover will take all such reasonable and lawful action as may be necessary or appropriate in order to effectuate the Merger in accordance with this Agreement as promptly as possible. If, at any time after the Effective Time, any such further action is necessary or desirable to carry out the purposes of this Agreement and to vest the Surviving Corporation with full right, title and possession to all assets, property, rights, privileges, powers and franchises of York Hannover and MetroVision, the officers and directors of York Hannover and MetroVision are fully authorized in the name of their respective corporation or otherwise to take, and will take, all such lawful and necessary action.

          SECTION 1.09 Material Adverse Effect. When used in connection with York Hannover or any of its respective subsidiaries, or MetroVision or any of its respective subsidiaries, as the case may be, the term "Material Adverse Effect" means any change or effect that, individually or when taken together with all other such changes or effects that have occurred prior to the date of determination of the occurrence of the Material Adverse Effect, is or is reasonably likely to be materially adverse to the business, assets (including intangible assets), financial conditions or results of operations of York Hannover and its respective subsidiaries or MetroVision and its respective subsidiaries, as the case may be, in each case taken as a whole.

          SECTION 1.10   Merger Consideration.   In
consideration of the Merger, Stockbridge Investment Partners, Inc. ("Stockbridge"), the sole shareholder of York Hannover, shall receive, at Closing, 4,000,000 MetroVision Common Shares (as defined below). As used herein, MetroVision Common Shares shall mean validly issued, and fully paid and nonassessable, par value $0.001 per share, registered shares of the Surviving Corporation (after giving effect to the 4.6 for 1 reverse stock split of MetroVision Common Shares as required by Section 6.01
(b) and (f)).

                            ARTICLE II

           YORK HANNOVER REPRESENTATIONS AND WARRANTIES

     York Hannover on behalf of itself and as a general partner of the York Hannover Partnership (as defined below) hereby warrants and represents to MetroVision that, except as otherwise specifically set forth in the York Hannover Disclosure Schedule attached hereto as Exhibit A (the "York Hannover Disclosure Schedule"); provided that, no warranty or representation by York Hannover as a general partner of the York Hannover Partnership regarding York Hannover shall be deemed to be a warranty or representation of the York Hannover Partnership:

          SECTION 2.01    Organization.

          (a) York Hannover. York Hannover is a corporation duly organized, validly existing and in good standing under the laws of the State of Florida and has the requisite corporate power and authority and is in possession of all approvals necessary to own, lease and operate the properties it purports to own, operate or lease and to carry on its business as it is now being conducted, except where the failure to be so organized, existing and in good standing or to have such power, authority and approval would not have a Material Adverse Effect. York Hannover is duly qualified or licensed as a foreign corporation to do business, and is in good standing, in each jurisdiction where the character of its properties owned, leased or operated by it or the nature of its activities makes such qualification or licensing necessary, except for such failures to be so duly qualified or licensed and in good standing that would not have a Material Adverse Effect.

          (b) York Hannover Partnership. The York Hannover Partnership is a general partnership formed under the laws of Wisconsin, the general partners of which are York Hannover (40% interest) and United Professional Companies, Inc., a Delaware corporation (60% interest). York Hannover Partnership is a Partnership duly organized, validly existing and in good standing under the laws of the State of Wisconsin and has the requisite power and authority and is in possession of all approvals necessary to own, lease and operate the properties it purports to own, operate or lease and to carry on its business as it is now being conducted, except where the failure to be so organized, existing and in good standing or to have such power, authority and approval would not have a Material Adverse Effect.
 York Hannover Partnership is duly qualified or licensed to do business, and is in good standing, in each jurisdiction where the character of its properties owned, leased or operated by it or the nature of its activities makes such qualification or licensing necessary, except for such failures to be so duly qualified or licensed and in good standing that would not have a Material Adverse Effect.

          SECTION 2.02   Capital Stock of York Hannover.
Section 2.02 of the York Hannover Disclosure Schedule sets forth, by class, the entire authorized amount of capital stock and other securities of York Hannover, along with the amount of securities of each such class which is issued and outstanding. All such issued and outstanding shares are duly authorized, validly issued, fully paid and nonassessable. Except as otherwise disclosed in Section 2.02 of the York Hannover Disclosure Schedule, there are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights or other contracts or commitments that require York Hannover to issue, sell or otherwise cause to become outstanding any of its capital stock or other securities. There are no outstanding or authorized stock appreciation, phantom stock, profit participation or similar rights with respect to York Hannover. Except as otherwise specifically set forth in Section 2.02 of the York Hannover Disclosure Schedule, there are no stockholders' agreements, voting trusts, proxies or other agreements or understandings with respect to the voting of the capital stock of York Hannover.

          SECTION 2.03   Articles of Incorporation and By-Laws;
Subsidiaries of York                          Hannover.

          (a) Section 2.03 of York Hannover Disclosure Schedule sets forth a complete and correct copy of its Articles of Incorporation and the By-Laws, as amended to date. Such
Articles of Incorporation and By-Laws are in full force and effect. York Hannover is not in violation of any of the provisions of its Articles of Incorporation or By-Laws.

          (b) Section 2.03 of the York Hannover Disclosure Schedule sets forth the Partnership Agreement between York Hannover and United Professional Companies, Inc. forming the York Hannover Partnership which partnership agreement is in full force and effect. York Hannover does not control directly or indirectly or have any direct or indirect equity participation in any corporation, partnership, joint venture, trust or other business association other than the York Hannover Partnership.

          SECTION 2.04.  Validity and Conflicts; Required
Filings and Consents.

          (a) This Agreement is valid, binding and enforceable against York Hannover in accordance with its terms, except as the enforceability thereof may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to the enforcement of creditors' rights generally and by general principals of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

          (b) Except as set forth in Section 2.04(b) of the York Hannover Disclosure Schedule, the execution and delivery of this Agreement by York Hannover do not, and the performance of this Agreement by York Hannover shall not, (i) conflict with or violate any law, rule, regulation, order, judgment or decree applicable to York Hannover or any of it subsidiaries or the York Hannover Partnership or by which its or their respective properties are bound or affected, or (ii) conflict with or violate the Partnership Agreement (iii) conflict with or violate the Articles of Incorporation or By-Laws of York Hannover, (iv) result in any breach of or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or impair York Hannover's rights or alter the rights or obligations of any party under, or give to others any rights of termination, amendment, acceleration or cancellation of, any material contract or result in the creation of a lien or encumbrance on any of the properties or assets of York Hannover or any of its subsidiaries or the York Hannover Partnership pursuant to, any material note, bond, mortgage, indenture, contract, agreement, lease, license, permit, franchise or other instrument or obligation to which York Hannover or any of its subsidiaries or the York Hannover Partnership is a party or by which York Hannover or the York Hannover Partnership or any of its subsidiaries or its or any of their respective properties are bound or affected, except in any such case for any such breaches, defaults or other occurrences that would not have a Material Adverse Effect.

          (c) The execution and delivery of this Agreement by York Hannover will not require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, domestic or foreign, except (i) for applicable requirements, if any, of the Securities Act of 1933 as amended (the "Securities Act"), the Exchange Act and the blue sky laws, and (ii) where the failure to obtain such consents, approvals, authorizations or permits, or to make such filing or notifications, would not prevent or delay consummation of the Merger, or otherwise prevent York Hannover from performing their respective obligations under this Agreement, and would not have a Material Adverse Effect.

          SECTION 2.05 Authority. Obtaining the approval of its shareholders, as described more fully in Section 6.01(a), York Hannover has full corporate power and authority to execute and to deliver this Agreement and all related documents, and to carry out the transactions contemplated herein and therein. York Hannover has full corporate power and authority to conduct its business as the same is now being conducted.

          SECTION 2.06   SEC Documents.  York Hannover is not a
reporting company as such term is defined in the Securities
Exchange Act of 1934, as amended (the "Exchange Act").

          SECTION 2.07 (a) York Hannover Company Financials. True and correct copies are set forth as Section 2.07(a) of the York Hannover Disclosure Schedule of (i) the audited consolidated balance sheet of York Hannover for the fiscal years ended as of December 31, 1995 (the "1995 Company Balance Sheet"), and December 31, 1994, and the related unaudited consolidated statements of income, retained earnings, stockholders' equity and cash flows of York Hannover, together with all related notes and schedules thereto, and York Hannover shall, on or before May 27, 1996, deliver the audited consolidated balance sheet of York Hannover for the fiscal years ended as of December 31, 1995 and December 31,1994 and the related audited consolidated statements of income, retained earnings, stockholders' equity and cash flows of York Hannover together with all related notes and schedules thereto, (which together with the unaudited financial statements are collectively referred to herein as the "York Hannover Company have been delivered by York Hannover Interim Financials")) and
(ii) the unaudited consolidated balance sheet of York Hannover as of March 31, 1996, and the related consolidated statements of income, retained earnings, stockholders' equity and cash flows of York Hannover, together with all related notes and schedules thereto (collectively referred to herein as the "York Hannover Company Interim Financials"). The York Hannover Company Financials and the York Hannover Company Interim Financials (i) were prepared in accordance with the books of account and other financial records of York Hannover, (ii) present fairly the consolidated financial condition and results of operations of York Hannover and its subsidiaries as of the dates thereof or for the periods covered thereby, (iii) have been prepared in accordance with GAAP applied on a basis consistent with the past practices of York Hannover and (iv) include all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the consolidated financial condition of York Hannover and its subsidiaries and the results of the operations of York Hannover and its subsidiaries as of the dates thereof or for the periods covered thereby, except that the unaudited interim Financial Statement was and is subject to normal and recurring year-end adjustments which were or are not expected to be of a material amount. Any financial statements prepared by York Hannover subsequent to the date hereof, (but only to the extent the same are required to be prepared prior to the Effective Time) (the "Subsequent York Hannover Company Financials") will be prepared in the same manner as the Financial Statement and the Interim Financial Statement will fairly represent the financial condition, and will accurately set forth in all material respects the results of the operations of York Hannover for the periods covered thereby.

          (b) The York Hannover Partnership Financials. True and correct copies are set forth as Section 2.07(b) of the York Hannover Disclosure Schedule of (i) the unaudited balance sheet of the York Hannover Partnership for the fiscal year ended as of December 31, 1995 (the "1995 Partnership Balance Sheet"), and the related unaudited statements of income, retained earnings, stockholders' equity and cash flows of York Hannover Partnership, together with all related notes and schedules thereto, (collectively referred to herein as the "York Hannover Partnership Financials" and (ii) the unaudited balance sheet of York Hannover Partnership as of March 31, 1996, and the related statements of income, retained earnings, stockholders' equity and cash flows of York Hannover Partnership, together with all related notes and schedules thereto (collectively referred to herein as the "York Hannover Partnership Interim Financials") The York Hannover Partnership Financials and the York Hannover Partnership Interim Financials (i) were prepared in accordance with the books of account and other financial records of York Hannover Partnership, (ii) present fairly the financial condition and results of operations of York Hannover Partnership as of the dates thereof or for the periods covered thereby,
(iii) have been prepared in accordance with GAAP applied on a basis consistent with the past practices of York Hannover Partnership and (iv) include all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the financial condition of York Hannover Partnership and the results of the operations of York Hannover Partnership as of the dates thereof or for the periods covered thereby, except that the unaudited interim Financial Statement was and is subject to normal and recurring year-end adjustments which were or are not expected to be of a material amount. Any financial statements prepared by York Hannover Partnership subsequent to the date hereof, (but only to the extent the same are required to be prepared prior to the Effective Time) (the "Subsequent York Hannover Partnership Financials") will be prepared in the same manner as the Financial Statement and the Interim Financial Statement will fairly represent the financial condition, and will accurately set forth in all material respects the results of the operations of York Hannover Partnership for the periods covered thereby.

          (c) York Hannover Financials. As used herein, York Hannover Financials shall mean both the York Hannover Company Financials and the York Hannover Partnership Financials; York Hannover Interim Financials shall mean both York Hannover Company Interim Financials and York Hannover Partnership Interim Financials; and Subsequent York Hannover Financials shall mean both Subsequent York Hannover Company Financials and Subsequent York Hannover Partnership Financials.

          SECTION 2.08   Absence of Adverse Change.    Except as
set forth on Section 2.08 of York Hannover Disclosure Schedule, since December 31, 1995, York Hannover and the York Hannover Partnership have conducted their business in the ordinary course and there has not occurred: (i) any Material Adverse Effect;
(ii) any amendments or changes in the Articles of Incorporation or By-Laws of York Hannover or the York Hannover Partnership Agreement; (iii) any damage to, destruction or loss of any assets of York Hannover or the York Hannover Partnership, (whether or not covered by insurance ) that could have a Material Adverse Effect; (iv) any change in its accounting methods, principles or practices; (v) any revaluation by York Hannover or the York Hannover Partnership of any of their assets, including without limitation, writing down the value of capitalized software or inventory or writing off notes or accounts receivable other than in the ordinary course of business; (vi) except as disclosed in York Hannover Disclosure Schedule, any other action or event that would have required the consent of MetroVision pursuant to Section 4.02 had such action or event occurred after the date of this Agreement, or (vii) any sale of a material amount of assets of York Hannover or the York Hannover Partnership, except in the ordinary course of business.

          SECTION 2.09 Licenses. York Hannover and the York Hannover Partnership have all material licenses, permits and authorizations necessary for the operation of their businesses (collectively, the "York Hannover Licenses"). Section 2.09 of the York Hannover Disclosure Schedule sets forth the York Hannover Licenses, true and correct copies of which have been provided to MetroVision prior to the date hereof. There is no action pending, or to the best knowledge of York Hannover, threatened by the appropriate state or federal agency having jurisdiction thereof, to either revoke, withdraw or suspend any of the York Hannover Licenses or any decision not to renew any of the York Hannover Licenses.

          SECTION 2.10   Compliance with Law.  York Hannover and
the York Hannover Partnership are in compliance with all applicable municipal, county, state and federal laws and regulations applicable to their business except where the failure to so comply therewith would not have a Material Adverse
Effect.

          SECTION 2.11  Title by York Hannover

          (a) York Hannover has fee, leasehold or other title to all of its assets (the "York Hannover Assets"), including, but not limited to, the furniture, fixtures, equipment and other tangible and intangible personal property owned or leased by York Hannover and used in connection with the operation of the business of York Hannover (collectively, the "York Hannover Personal Property"), and there are no liens, claims, charges or encumbrances on such assets other than the York Hannover Permitted Liens(as defined herein). For purposes hereof, the term York Hannover Permitted Liens shall mean: (i) mortgages, deeds of trust, liens or security interests securing indebtedness or lease obligations incurred by York Hannover and reflected on the York Hannover Financials or the York Hannover Interim Financials, (ii) mortgages, deeds of trust, liens or security interest securing York Hannover's obligations in connection with the York Hannover 12% Preferred Stock, provided, however, such mortgages, deeds of trust, liens and security interests shall allow the York Hannover 12% Preferred Stock to be classified as equity by GAAP, the Exchange Act and the Securities and Exchange Commission, (iii) liens for taxes, assessments or governmental charges not yet delinquent, (iv) such easements, rights of way, exceptions, reservations, restrictions, conditions, limitations, covenants, adverse rights or interests, mechanics' or materialmen' liens and any other defects, imperfections in title, if any, as do not in the aggregate materially interfere with the present use thereof or otherwise materially impair the business operations of York Hannover and (v) purchase money security interest arising from the financing of the acquisition of certain of the York Hannover Assets.

          (b) Title by the York Hannover Partnership. York Hannover Partnership has fee, leasehold or other title to all of its assets (the "York Hannover Partnership Assets"), including, but not limited to, the furniture, fixtures, equipment and other tangible and intangible personal property owned or leased by the York Hannover Partnership and used in connection with the operation of the business of the York Hannover Partnership (collectively, the "York Hannover Partnership Personal Property"), and there are no liens, claims, charges or encumbrances on such assets other than the York Hannover Partnership Permitted Liens (as defined herein). For purposes hereof, the term York Hannover Partnership Permitted Liens shall mean: (i) mortgages, deeds of trust, liens or security interests securing indebtedness or lease obligations incurred by York Hannover Partnership and reflected on the York Hannover Partnership Financials or York Hannover Partnership Interim Financials, (ii) liens for taxes, assessments or governmental charges not yet delinquent, (iii) such easements, rights of way, exceptions, reservations, restrictions, conditions, limitations, covenants, adverse rights or interests, mechanics' or materialmen' liens and any other defects, imperfections in title, if any, as do not in the aggregate materially interfere with the present use thereof or otherwise materially impair the business operations of the York Hannover Partnership and (iv) purchase money security interest arising from the financing of the acquisition of certain of the York Hannover Partnership Assets.

          SECTION 2.12 (a) Taxes and Tax Returns by York Hannover. All tax and other returns, reports and filings of any kind or nature required to be filed by York Hannover prior to date of execution of this Agreement have been and, all tax and other returns, reports and filings of any kind or nature required to be filed prior to the consummation of the Merger will be, properly completed and timely filed, or extensions for the filing thereof have been (or will be) timely secured, and all such filings are (or will be) in material compliance with all applicable requirements and all taxes due with respect to York Hannover have been (or will be) timely paid, except to the extent that the same are being duly contested in good faith in accordance with applicable law and adequate reserves therefor are reflected on the York Hannover Financials or will be reflected in the Subsequent York Hannover Financials in accordance with the representations and warranties contained in the Agreement. Copies of the December 31, 1994 federal and state tax returns filed by York Hannover have been provided to MetroVision. The accruals for taxes reflected in the York Hannover Financials are or, in the case of the Subsequent York Hannover Financials, will in the aggregate be adequate to cover any and all federal, state or local tax liabilities (whether or not in dispute) of York Hannover or any other entity required to be consolidated with York Hannover under GAAP for the period ended on the date thereof and all prior periods. With respect to the tax liabilities of York Hannover, (i) there are no disputes pending with any taxing authority with respect to taxes of any nature which are or may be owing by York Hannover which are not reflected in the York Hannover Financials, (ii) no tax deficiency has been proposed in writing or, to the best knowledge of York Hannover, threatened against York Hannover and no action, proceeding or audit of any tax returns or reports filed by York Hannover is pending or, to the best knowledge of York Hannover, threatened by any governmental authority, (iii) York Hannover has not executed any waiver to extend, or otherwise taken or failed to take any action that would have the effect of extending, the applicable statute of limitations with respect to its tax liabilities, (iv) York Hannover is not a "consenting corporation" within the meaning of Section 341(f) of the Code, (v) York Hannover has at all times been taxable as a Subchapter C corporation under the Code and has filed all tax returns consistent with this characterization, (vi) other than as a part of a consolidated group with Stockbridge Investment Partners, Inc. York Hannover has not been a member of any consolidated, combined or unitary group for federal, state or local taxes purposes, and (vii) York Hannover has, or will have, all records and information necessary for the timely and accurate filing of any tax returns due after the date hereof, including any returns due after the Effective Date which relate to the period prior to the Effective Date. Stockbridge, the sole stockholder of York Hannover, is a domestic corporation within the meaning of Code Section 7701 (a)(30).

          (b)  Taxes and Tax Returns by York Hannover
Partnership. All tax and other returns, reports and filings of any kind or nature required to be filed by York Hannover Partnership prior to the date of execution of this Agreement have been and, all tax and other returns, reports and filings of any kind or nature required to be filed prior to the consummation of the Merger will be, properly completed and timely filed, or extensions for the filing thereof have been (or will be) timely secured, and all such filings are (or will be) in material compliance with all applicable requirements and all taxes due with respect to York Hannover Partnership have been (or will be) timely paid, except to the extent that the same are being duly contested in good faith in accordance with applicable law and adequate reserves therefor are reflected on the York Hannover Partnership Financials or will be reflected in the Subsequent York Hannover Partnership Financials in accordance with the representations and warranties contained in this Agreement. York Hannover Partnership has at all times been taxable as a Partnership under the Code and has filed all tax returns consistent with this characterization, York Hannover Partnership has not been a member of any consolidated combined or voluntary group for federal, state or local tax purposes and York Hannover Partnership has, or will have, all records and information necessary for the timely and accurate filing of any tax returns due after the date hereof, including any returns due after the Effective Date which relate to the period prior to the Effective Date.

          SECTION 2.13   Material Contracts.  Set forth on
Section 2.13 of the York Hannover Disclosure Schedule is a true and complete list of all contracts, agreements, plans, leases, policies and licenses of York Hannover and the York Hannover Partnership of the type that would be required to be filed as exhibits by York Hannover under item 601 of Regulation S-K of the Securities Act (the "York Hannover Material Contracts"), true and correct copies of which have been provided to MetroVision prior to the date hereof. A list of all employment contracts, severance agreements, partnership and joint venture agreements, contractual indemnity obligations and any other agreement which imposes a present or future restriction of York Hannover or the York Hannover Partnership's right to do business and all York Hannover Material Contracts which York Hannover or the York Hannover Partnership will be required to file as exhibits to any York Hannover SEC Documents filed in connection with the Merger is included in Section 2.13 of the York Hannover Disclosure Schedule, true and correct copies of which have been provided to MetroVision prior to the date hereof. To the extent the same have continuing effect as of the date hereof, neither York Hannover nor the York Hannover Partnership have breached any material provision of, nor is York Hannover or the York Hannover Partnership delinquent in any payment required under, or in default in any material respect under the terms thereof, nor has any condition or event occurred which, with the giving of notice or the passage of time or both, would constitute an event of default or a breach thereunder, except to the extent the same has been waived in writing.

          SECTION 2.14 Insurance. The properties and employees of York Hannover and the York Hannover Partnership are insured by the insurers or through the funds and with the types and amounts of insurance (including, but not limited to, property, professional liability, automobile, workers compensation, business interruption and excess indemnity insurance) set forth in Section 2.14 of the York Hannover Disclosure Schedule (the "York Hannover Insurance Coverage"). York Hannover and the York Hannover Partnership are not delinquent with respect to the payment of any premiums due with respect to the York Hannover Insurance Coverage, and has never been denied coverage which may be required by the laws of the states in which York Hannover and the York Hannover Partnership conducts business. The premiums due on the insurance which covers calender year 1995 have been paid in full and the premiums due for the period from the date of execution of this Agreement to the Effective Date will be paid in full as and when due.

          SECTION 2.15 Litigation. There is not, nor has York Hannover received written or verbal notice of any litigation, investigation or other proceeding pending or, to the best of York Hannover's knowledge, threatened against or relating to York Hannover, the York Hannover Partnership or their properties or business where the amount claimed exceeds $25,000 in any single action or $50,000 in the aggregate. There is no, nor has York Hannover or the York Hannover Partnership received written or verbal notice of any litigation, investigation or other proceeding pending, or to the best of York Hannover's knowledge threatened by the Securities and Exchange Commission ("SEC"), NASD, NASDAQ, the Food and Drug Administration or any other governmental agency relating to York Hannover or the York Hannover Partnerhsip. York Hannover and the York Hannover Partnership are not a party to or bound by any orders, judgments, injunctions, decrees or settlement agreements under which it or they may have continuing obligations as of the date hereof or as of the Effective Date and which may materially restrict or affect the present business operations of York Hannover or the York Hannover Partnership. The right or ability of York Hannover to consummate the transaction contemplated herein has not been challenged by any governmental agency or any other person and York Hannover and the York Hannover Partnership have no knowledge of the occurrence of any event which would provide a reasonable basis for any such litigation, investigation or other proceeding.

          SECTION 2.16 Employee Plans and Contacts. Set forth on Schedule 2.16 of the York Hannover Disclosure Schedule is a true and complete list of all bonus, pension, stock option, stock purchase, benefit, welfare, profit sharing, retirement, disability, vacation, severance, hospitalization, insurance, incentive, deferred compensation and other similar fringe or employee benefit plans, funds, programs or arrangements, and all employment contracts, contracts for services with employees of York Hannover or the York Hannover Partnership ("York Hannover Employees") and executive compensation agreements, written or oral, in each of the foregoing cases which cover, are maintained for the benefit of , or relate to any or all York Hannover Employees or former York Hannover Employees (the "York Hannover Employees Plans").

          SECTION 2.17 Trade Names. Set forth in Section 2.17 of the York Hannover Disclosure Schedule is a true and complete list of trade names under which York Hannover and the York Hannover Partnership are doing, or within the last 12 months has done, business and a statement as to whether, when and where such trade names have been registered or filed. York Hannover and York Hannover Partnership have not received any notice from any person challenging or questioning the right of York Hannover or the York Hannover Partnership to use any such trade names.

          SECTION 2.18 Disclosure. No representation or warranty by or on behalf of York Hannover or the York Hannover Partnership contained in this Agreement and no statement contained in any certificate, list, exhibit, or other instrument furnished or to be furnished to MetroVision pursuant hereto contains or will contain any untrue statement of material fact, or omits or will omit to state any material facts which are necessary in order to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading.

          SECTION 2.19 Registration Statement/Proxy. The Registration Statement on Form S-4 at the time it is declared effective, the Proxy Statement/Prospectus at the time of its mailing to the MetroVision shareholders and at the time of the meeting of the shareholders of MetroVision will not contain any untrue statement of a material fact or omit to state a material fact concerning York Hannover or the York Hannover Partnership or omit to state a material fact required or necessary to be stated therein in order to make the statements contained therein concerning York Hannover or the York Hannover Partnership, in light of the circumstances under which they are made, not misleading; except that, York Hannover makes no representation or warranty with respect to any statement, information or omission relating to MetroVision contained in the Registration Statement, the Proxy Statement/Prospectus or in any other registration statement.

          SECTION 2.20 No Undisclosed Liability. York Hannover and the York Hannover Partnership do not have any liabilities or obligations except (i) those liabilities which are set forth in the York Hannover Financials and (ii) those liabilities which are set forth in Section 2.20 of the York Hannover Disclosure Schedule.

          SECTION 2.21 Necessary Action. York Hannover has duly and properly taken or obtained or caused to be taken or obtained, or prior to Closing will have duly and properly taken or obtained or caused to be taken or obtained, all action necessary for York Hannover (i) to enter into and to deliver this Agreement and any and all documents and agreements executed by York Hannover in connection herewith or in furtherance hereof and (ii) to carry out the terms hereof and thereof and the transaction contemplated herein and therein. Except as contemplated by Sections 5.01 and 5.05, no other action by or on behalf of York Hannover is or will be necessary to authorize the execution, delivery and performance of this Agreement and any documents and agreements executed by York Hannover in connection herewith or the transaction contemplated herein. York Hannover represents and warrants that as of the date of execution of this Agreement, it has secured the consent of its Board of Directors and shareholders to the execution this Agreement and of any documents or agreements necessary to carry out the terms hereof and for the consummation of the transaction contemplated by this Agreement, including but limited to the Merger.

          SECTION 2.22. Restrictions on Business Activities. Except for this Agreement, there is no material agreement, judgment, injunction, order or decree binding upon York Hannover or any of its subsidiaries which has or could reasonably be expected to have the effect of prohibiting or materially impairing any business practice of York Hannover or any of its subsidiaries, any acquisition of property by York Hannover or any of its subsidiaries or the conduct of business by York Hannover or any of its subsidiaries as currently conducted or as proposed to be conducted by York Hannover.
                    SECTION 2.23.  Investment Company Act.
Neither York Hannover or York Hannover Partnership is an Investment Company within the meaning of the Investment Company Act of 1940, as amended.

                           ARTICLE III

            METROVISION REPRESENTATIONS AND WARRANTIES

     MetroVision hereby warrants and represents to York Hannover that, except as otherwise specifically set forth in the MetroVision Disclosure Schedule attached hereto as Exhibit B
(the "MetroVision Disclosure Schedule"):

          SECTION 3.01   Organization of MetroVision.

          (a) MetroVision is a corporation duly organized, validly existing and in good standing under the laws of the State of New York and has the requisite corporate power and authority and is in possession of all approvals necessary to own, lease and operate the properties it purports to own, operate or lease and to carry on its business as it is now being conducted, except where the failure to be so organized, existing and in good standing or to have such power, authority and approval would not have a Material Adverse Effect. MetroVision is duly qualified or licensed as a foreign corporation to do business, and is in good standing, in each jurisdiction where the character of its properties owned, leased or operated by it or the nature of its activities makes such qualification or licensing necessary, except for such failures to be so duly qualified or licensed and in good standing that would not have a Material Adverse Effect.

          SECTION 3.02   Capital Stock of MetroVision.  Section
3.02 of the MetroVision Disclosure Schedule sets forth, by class, the entire authorized amount of capital stock and other securities of MetroVision, along with the amount of securities of each such class which is issued and outstanding. All such issued and outstanding shares are duly authorized, validly issued, fully paid and nonassessable. Except as otherwise disclosed in Section 3.02 of the MetroVision Disclosure Schedule, there are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights or other contracts or commitments that require MetroVision to issue, sell or otherwise cause to become outstanding any of its capital stock or other securities. There are no outstanding or authorized stock appreciation, phantom stock, profit participation or similar rights with respect to MetroVision. Except as otherwise specifically set forth in
Section 3.02 of the MetroVision Disclosure Schedule, there are no stockholders' agreements, voting trusts, proxies or other agreements or understandings with respect to the voting of the capital stock of MetroVision.

          SECTION 3.03   Articles of Incorporation and By-Laws;
Subsidiaries of MetroVision.                 (a) Section 3.03 of
MetroVision Disclosure Schedule sets forth a complete and correct copy of its Articles of Incorporation and the By-Laws, as amended to date. Such Articles of Incorporation and By-Laws are in full force and effect. MetroVision is not in violation of any of the provisions of its Articles of Incorporation or By-Laws.

          (b) Section 3.03 of the MetroVision Disclosure Schedule sets forth Touchtel, Inc. ("Touchtel"), the sole subsidiary of MetroVision, its jurisdiction of incorporation, and the states in which it is qualified to do business as a foreign corporation. All issued and outstanding shares of Touchtel are duly authorized, validly issued, fully paid and nonassessable and MetroVision is the sole owner of all such issued and outstanding shares. There are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights or other contracts or commitments that require Touchtel to issue, sell or otherwise cause to become outstanding any of its capital stock or other securities. There are no outstanding or authorized stock appreciation, phantom stock, profit participation or similar rights with respect to Touchtel. There are no stockholders' agreements, voting trusts, proxies or other agreements or understandings with respect to the voting of the capital stock of Touchtel. MetroVision does not control directly or indirectly or have any direct or indirect equity participation in any corporation, partnership, joint venture, trust or other business association other than Touchtel.

          SECTION 3.04.  Validity and Conflicts; Required
Filings and Consents.

          (a) This Agreement is valid, binding and enforceable against MetroVision in accordance with its terms, except as the enforceability thereof may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to the enforcement of creditors' rights generally and by general principals of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

          (b) Except as set forth in Section 3.04(b) of the MetroVision Disclosure Schedule, the execution and delivery of this Agreement by MetroVision do not, and the performance of this Agreement by MetroVision shall not, (i) conflict with or violate the Articles of Incorporation or By-Laws of MetroVision or Touchtel, (ii) conflict with or violate any law, rule, regulation, order, judgment or decree applicable to MetroVision or any of it subsidiaries or by which its or their respective properties are bound or affected, or (iii) result in any breach of or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or impair MetroVision's rights or alter the rights or obligations of any party under, or give to others any rights of termination, amendment, acceleration or cancellation of, any material contract or result in the creation of a lien or encumbrance on any of the properties or assets of MetroVision or any of its subsidiaries pursuant to, any material note, bond, mortgage, indenture, contract, agreement, lease, license, permit, franchise or other instrument or obligation to which MetroVision or any of its subsidiaries is a party or by which MetroVision or any of its subsidiaries or its or any of their respective properties are bound or affected, except in any such case for any such breaches, defaults or other occurrences that would not have a Material Adverse Effect.

          (c) The execution and delivery of this Agreement by MetroVision will not require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, domestic or foreign, except (i) for applicable requirements, if any, of the Securities Act, the Exchange Act and the blue sky laws, and (ii) where the failure to obtain such consents, approvals, authorizations or permits, or to make such filing or notifications, would not prevent or delay consummation of the Merger, or otherwise prevent MetroVision from performing its obligations under this Agreement, and would not have a Material Adverse Effect.

          SECTION 3.05   Authority   Subject to obtaining the
approval of its shareholders, as described more fully in Section 6.01(b), MetroVision has full corporate power and authority to execute and to deliver this Agreement and all related documents, and to carry out the transactions contemplated herein and therein. Each of MetroVision and Touchtel has full corporate power and authority to conduct its business as the same is now being conducted.

          SECTION 3.06 SEC Documents. MetroVision is a reporting company as such term is defined in the Exchange Act and has delivered to York Hannover a true and complete copy of each report, schedule, registration statement and definitive proxy statement filed by it with Securities and Exchange Commission (the "Commission") (and any such documents have since the time of their filing been amended the "MetroVision SEC Documents") since January 1, 1993, which are all the documents (other than preliminary material) that it was required to file with the Commission since such date. As of their respective dates, the MetroVision SEC Documents complied in all material respects with the requirements of the Securities Act or the Exchange Act, as the case may be, and the rules and regulations of the Commission thereunder applicable to such MetroVision SEC Documents, and none of the MetroVision SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. All material agreements, contracts and other documents required to be filed as exhibits to any of the MetroVision SEC Documents have been so filed.

          SECTION 3.07 The MetroVision Financials. True and correct copies of the financial statements for three years ending December 31, 1995 relating to the operations of MetroVision, including its filing with the Commission pursuant to the Exchange Act, have been previously delivered to York Hannover. Except as otherwise noted therein, all such financial statements included within the MetroVision SEC Documents have been prepared in accordance with GAAP (in the case of audited statements) and in accordance with applicable accounting requirements of the Commission (in the case of unaudited statements), consistently applied, fairly represent the financial condition, and accurately set forth in all material respect the results of the combined operations, of MetroVision and Touchtel for the periods covered thereby (the "MetroVision Financials"). Any financial statements prepared by MetroVision subsequent to the date hereof, (but only to the extent the same are required to be prepared prior to the Effective Time) (the "Subsequent MetroVision Financials"); will be prepared in accordance with GAAP (in the case of audited statements) and in accordance with the applicable accounting requirements of the Commission (in the case of unaudited statements), consistently applied, will fairly represent the financial condition, and will accurately set forth in all material respects the results of the combined operations, of MetroVision and Touchtel for the periods covered thereby.

          SECTION 3.08   Absence of Adverse Change.    Except as
set forth on Section 3.08 of MetroVision Disclosure Schedule, since December 31, 1995, MetroVision and Touchtel have conducted their business in the ordinary course and there has not occurred: (i) any Material Adverse Effect; (ii) any amendments or changes in the Articles of Incorporation or By-Laws of MetroVision; (iii) any damage to, destruction or loss of any assets of MetroVision, (whether or not covered by insurance ) that could have a Material Adverse Effect; (iv) any change in its accounting methods, principles or practices; (v) any revaluation by MetroVision or Touchtel of any of their assets, including without limitation, writing down the value of capitalized software or inventory or writing off notes or accounts receivable other than in the ordinary course of business; (vi) except as disclosed in MetroVision Disclosure Schedule, any other action or event that would have required the consent of York Hannover pursuant to Section 4.02 had such action or event occurred after the date of this Agreement, or
(vii) any sale of a material amount of assets of MetroVision or Touchtel, except in the ordinary course of business.

          SECTION 3.09 Licenses. MetroVision and Touchtel have all material licenses, permits and authorizations necessary for the operation of their businesses (collectively, the "MetroVision Licenses"). Section 3.09 of the MetroVision Disclosure Schedule sets forth the MetroVision Licenses, true and correct copies of which have been provided to York Hannover prior to the date hereof. There is no action pending, or to the best knowledge of MetroVision, threatened by the appropriate state or federal agency having jurisdiction thereof, to either revoke, withdraw or suspend any of the MetroVision Licenses or any decision not to renew any of the MetroVision Licenses.

          SECTION 3.10 Compliance with Law. Except as set forth in Section 3.10 of the MetroVision Disclosure Schedule, MetroVision is in compliance with all applicable municipal, county, state and federal laws and regulations applicable to its business except where the failure to so comply therewith would not have a Material Adverse Effect.

          SECTION 3.11 Title. MetroVision and Touchtel have fee, leasehold or other title to all of their assets (the "MetroVision Assets"), including, but not limited to, the furniture, fixtures, equipment and other tangible and intangible personal property owned or leased by MetroVision and Touchtel and used in connection with the operation of the business of MetroVision (collectively, the "MetroVision Personal Property"), and there are no liens, claims, charges or encumbrances on such assets other than the MetroVision Permitted Liens(as defined herein). For purposes hereof, the term MetroVision Permitted Liens shall mean: (i) mortgages, deeds of trust, liens or security interests securing indebtedness or lease obligations incurred by MetroVision and reflected on the MetroVision Financials or the MetroVision SEC Documents, (ii) liens for taxes, assessments or governmental charges not yet delinquent,
(iii) such easements, rights of way, exceptions, reservations, restrictions, conditions, limitations, covenants, adverse rights or interests, mechanics' or materialmen' liens and any other defects, imperfections in title, if any, as do not in the aggregate materially interfere with the present use thereof or otherwise materially impair the business operations of MetroVision and (iv) purchase money security interest arising from the financing of the acquisition of certain of the
MetroVision Assets.           SECTION 3.12   Taxes and Tax
Returns. All tax and other returns, reports and filings of any kind or nature required to be filed by MetroVision prior to the date of execution of this Agreement have been and, all tax and other returns and filings of any kind or nature required to be filed prior to the consummation of the Merger, will be, properly completed and timely filed, or extensions for the filing thereof have been (or will be) timely secured, and all such filings are (or will be) in material compliance with all applicable requirements and all taxes due with respect to MetroVision have been (or will be) timely paid, except to the extent that the same are being duly contested in good faith in accordance with applicable law and adequate reserves therefor are reflected on the MetroVision Financials or will be reflected in the Subsequent MetroVision Financials and the MetroVision Financials in accordance with the representations and warranties contained in the Agreement. Copies of the December 31, 1994 federal and state tax returns filed by MetroVision or any of the MetroVision Subsidiaries will be provided to York Hannover on request. The accruals for taxes reflected in the MetroVision Financials are or, in the case of the Subsequent MetroVision Financials, will , in the aggregate, be adequate to cover any and all federal, state or local tax liabilities (whether or not in dispute) of MetroVision or any other entity required to be consolidated with MetroVision under GAAP for the period ended on the date thereof and all prior periods. With respect to the tax liabilities of MetroVision, (i) there are no disputes pending with any taxing authority with respect to taxes of any nature which are or may be owing by MetroVision which are not reflected in the MetroVision Financials, (ii) no tax deficiency has been proposed in writing or, to the best knowledge of MetroVision, threatened against MetroVision and no action, proceeding or audit of any tax returns or reports filed by MetroVision is pending or, to the best knowledge of MetroVision, threatened by any governmental authority, (iii) MetroVision has not executed any waiver to extend, or otherwise taken or failed to take any action that would have the effect of extending, the applicable statute of limitations with respect to its tax liabilities, (iv) MetroVision is not a "consenting corporation" within the meaning of Section 341(f) of the Code, (v) MetroVision has at all times after December 17, 1991 been taxable as a Subchapter C corporation under the Code and has filed all tax returns consistent with this characterization, (vi) MetroVision has not been a member of any consolidated combined or unitary group (other than with Touchtel) for federal state, or local tax purposes and (vii) MetroVision has, or will have, all records and information necessary for the timely and accurate filing of any tax returns due after the date hereof, including any returns due after the Effective Date which relate to the period prior to the Effective Date.

          SECTION 3.13   Material Contracts.  Set forth on
Section 3.13 of the MetroVision Disclosure Schedule is a true and complete list of all contracts, agreements, plans, leases, policies and licenses of MetroVision of the type required to be filed as exhibits by MetroVision under item 601 of Regulation S-K of the Securities Act (the "MetroVision Material Contracts"), true and correct copies of which have been provided to York Hannover prior to the date hereof. A list of all employment contracts, severance agreements, partnership and joint venture agreements, contractual indemnity obligations and any other agreement which imposes a present or future restriction of MetroVision's right to do business and all MetroVision Material Contracts which MetroVision will be required to file as exhibits to any MetroVision SEC Documents filed after the date hereof is included in Section 3.13 of the MetroVision Disclosure Schedule, true and correct copies of which have been provided to York Hannover prior to the date hereof. To the extent the same have continuing effect as of the date hereof, MetroVision has not breached any material provision of, nor is MetroVision delinquent in any payment required under, or in default in any material respect under the terms thereof,
nor has any condition   or event occurred which, with the giving
of notice or the passage of time or both, would constitute an event of default or a breach thereunder, except to the extent the same has been waived in writing.

          SECTION 3.14 Insurance. The properties and employees of MetroVision are insured by the insurers or through the funds and with the types and amounts of insurance (including, but not limited to, property, professional liability, automobile, workers compensation, business interruption and excess indemnity insurance) set forth in
Section 3.14 of the MetroVision Disclosure Schedule (the "MetroVision Insurance Coverage"). MetroVision is not delinquent with respect to the payment of any premiums due with respect to the MetroVision Insurance Coverage, and has never been denied coverage which may be required by the laws of the states in which MetroVision conducts business. The premiums due on the insurance which covers calender year 1995 have been paid in full and the premiums due for the period from the date of execution of this Agreement to the Effective Date will be paid in full as and when due.

          SECTION 3.15   Litigation.  Except as set forth on
Schedule 3.15 of the MetroVision Disclosure Schedule, there is not, nor has MetroVision received written or verbal notice of any litigation, investigation or other proceeding pending or, to the best of MetroVision's knowledge, threatened against or relating to MetroVision or their properties or business where the amount claimed exceeds $25,000 in any single action or $50,000 in the aggregate. There is no, nor has MetroVision received written or verbal notice of any litigation, investigation or other proceeding pending, or to the best of MetroVision's knowledge threatened by the SEC, NASD or, NASDAQ, the Food and Drug Administration or any other governmental
agency relating to MetroVision.   MetroVision is not a party to
or bound by any orders, judgments, injunctions, decrees or settlement agreements under which it or they may have continuing obligations as of the date hereof or as of the Effective Date and which may materially restrict or affect the present business operations of MetroVision. The right or ability of MetroVision to consummate the transaction contemplated herein has not been challenged by any governmental agency or any other person and MetroVision has no knowledge of the occurrence of any event which would provide a reasonable basis for any such litigation, investigation or other proceeding.

          SECTION 3.16 Employee Plans and Contacts. Set forth on Schedule 3.16 of the MetroVision Disclosure Schedule is a true and complete list of all bonus, pension, stock option, stock purchase, benefit, welfare, profit sharing, retirement, disability, vacation, severance, hospitalization, insurance, incentive, deferred compensation and other similar fringe or employee benefit plans, funds, programs or arrangements, and all employment contracts, contracts for services with employees of MetroVision ("MetroVision Employees") and executive compensation agreements, written or oral, in each of the foregoing cases which cover, are maintained for the benefit of , or relate to any or all MetroVision Employees or former MetroVision Employees (the "MetroVision Employees Plans").

          SECTION 3.17 Trade Names. Set forth in Section 3.17 of the MetroVision Disclosure Schedule is a true and complete list of trade names under which MetroVision and Touchtel are doing, or within the last 12 months have done, business and a statement as to whether, when and where such trade names have been registered or filed. Neither MetroVision not Touchtel have received any notice from any person challenging or questioning the right of MetroVision or Touchtel to use any such trade names.

          SECTION 3.18 Disclosure. No representation or warranty by or on behalf of MetroVision contained in this Agreement and no statement contained in any certificate, list, exhibit, or other instrument furnished or to be furnished to York Hannover pursuant hereto contains or will contain any untrue statement of material fact, or omits or will omit to state any material facts which are necessary in order to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading.

          SECTION 3.19 Registration Statement/Proxy. The Registration Statement on Form S-4 at the time it is declared effective, the Proxy Statement/Prospectus at the time of its mailing to the MetroVision shareholders and at the time of the meeting of the shareholders of MetroVision, will not contain any untrue statement of a material fact or omit to state a material fact concerning MetroVision or omit to state a material fact required or necessary to be stated therein in order to make the statements contained therein concerning MetroVision, in light of the circumstances under which they are made, not misleading; except that, MetroVision makes no representation or warranty with respect to any statement, information or omission relating to York Hannover contained in the Registration Statement, the Proxy Statement/Prospectus or in any other registration statement.

          SECTION 3.20 No Undisclosed Liability. MetroVision does not have any liabilities or obligations except (i) those liabilities which are set forth in the MetroVision Financials and, (ii) those liabilities which are set forth in Section 3.20 of the MetroVision Disclosure Schedule.

          SECTION 3.21 Necessary Action. MetroVision has duly and properly taken or obtained or caused to be taken or obtained, or prior to Closing will have duly and properly taken or obtained or caused to be taken or obtained, all action necessary for MetroVision (i) to enter into and to deliver this Agreement and any and all documents and agreements executed by MetroVision in connection herewith or in furtherance hereof and
(ii) to carry out the terms hereof and thereof and the transaction contemplated herein and therein, including, but not limited to, obtaining the consent of the Board of Directors. Except as provided in Sections 5.01 and 5.02, no other action by or on behalf of MetroVision is or will be necessary to authorize the execution, delivery and performance of this Agreement and any documents and agreements executed by MetroVision in connection herewith or the transaction contemplated herein.

          SECTION 3.22 Restrictions on Business Activities. Except for this Agreement, there is no material agreement, judgment, injunction, order or decree binding upon MetroVision or any of its subsidiaries which has or could reasonably be expected to have the effect of prohibiting or materially impairing any business practice of MetroVision or any of its subsidiaries, any acquisition of property by MetroVision or any of its subsidiaries or the conduct of business by MetroVision or any of its subsidiaries as currently conducted or as proposed to
be conducted by MetroVision.               SECTION 3.23
Investment Company Act. Neither MetroVision or Touchtel are an Investment Company within the meaning of the Investment Company Act of 1940, as amended.

                            ARTICLE IV

              CONDUCT OF BUSINESS PENDING THE MERGER

          SECTION 4.01. Conduct of Business by York Hannover Pending the Merger. During the period from the date of this Agreement and continuing until the earlier of the termination of this Agreement or the Effective Time, York Hannover covenants and agrees that, unless MetroVision shall otherwise agree in writing, York Hannover shall conduct its business, and shall use its best efforts to cause the businesses of the York Hannover Partnership to be conducted, in the ordinary course of business and consistent with past practice, other than actions taken by York Hannover or the York Hannover Partnership in connection herewith or otherwise change York Hannover's Articles of Incorporation, or amend the terms of the York Hannover Partnership Agreement or issue any class or new stock other than the 12% Preferred Stock of which the proceeds will be used to payoff York Hannover's existing term loan in the amount of $1,950,000 plus all accrued interest issued to National HealthCare L.P.; and York Hannover shall use reasonable commercial effects to preserve substantially intact the business organization of York Hannover and the York Hannover Partnership, to keep available the services of the present officers, employees and consultants of Hannover and the York Hannover Partnership, to take all action necessary to prevent the loss, cancellation, abandonment, forfeiture or expiration of any York Hannover Intellectual Property and York Hannover Partnership Intellectual Property, and to preserve the present relationships of York Hannover and the York Hannover Partnership with customers, suppliers and other persons with which Hannover or the York Hannover Partnership has significant business relations. By way of amplification and not limitation, except as contemplated by this Agreement, York Hannover or the York Hannover Partnership shall not, during the period from the date of this Agreement and continuing until the earlier of the termination of this Agreement or the Effective Time, directly or indirectly do, or propose to do, any of the following without the prior written consent of MetroVision:

               (a)  amend or otherwise change York Hannover's
Articles of Incorporation          or By-Laws, or amend the
terms of the York Hannover Partnership Agreement;

               (b)       issue, sell, pledge, dispose of or
encumber, or authorize the issuance,          sale, pledge,
disposition or encumbrance of, any shares of capital stock of
any class,          or any option, warrants, convertible
securities or other rights of any kind to acquire          any
shares of capital stock, or any other ownership interest
(including, without          limitation, any phantom interest)
of York Hannover or the York Hannover          Partnership,
other than the York Hannover 12% Preferred Stock, the terms of
which          shall be mutually agreeable to the parties
hereto, of which the proceeds will be used          to payoff
York Hannover's existing term loan in the amount of $1,950,000
plus all          accrued interest issued to National HealthCare
L.P. (the "NHC Loan");

               (c)  sell, pledge, dispose of or encumber any
assets of York Hannover or          the York Hannover
Partnership (except for (i) sales of assets in the ordinary
course          of business and in a manner consistent with past
practice and (ii) dispositions of          obsolete or worthless
assets);

               (d)  declare, set aside, make or pay any dividend
or other distribution          (whether in cash, stock, property
or any combination thereof) of the York Hannover
Partnership, except that the York Hannover Partnership may
declare and pay all          current and accrued Priority
Distributions (as defined therein) and the prepayment of
 all amounts contributed as additional capital to the York
Hannover Partnership,          furthermore York Hannover is
permitted to redeem or cancel all other classes of
preferred stock outstanding, except the York Hannover 12%
Preferred Stock, and to          distribute all assets other
than its 40% interest in the York Hannover Partnership prior to the Effective Time;

               (e)  (i) acquire (by merger, consolidation, or
acquisition of stock or assets)          any corporation,
partnership or other business organization or division thereof;
(ii)          incur any indebtedness for borrowed money or issue
any debt securities or assume,          guarantee (other than
guarantees of bank debt of York Hannover Partnership entered into in the ordinary course of business) or endorse or
otherwise as an accommodation          become responsible for,
the obligations of any person, or make any loans or advances, except in the ordinary course of business; (iv) authorize
any capital expenditures or          purchase of fixed assets
which are, in the aggregate, in excess of $25,000 for York
   Hannover or the York Hannover Partnership; or (v) enter into
or amend any contract,          agreement, commitment or
arrangement to effect any of the matters prohibited by this
    Section 4.01(e);

               (f)  increase the compensation payable or to
become payable to its officers          or employees, except for
increases in salaries or wages of employees of York
Hannover or the York Hannover Partnership who are not officers
of York Hannover          in accordance with past practices, or
grant any severance or termination pay to, or          enter
into any employment or severance agreement with any director,
officer (except          for officers who are terminated on an
involuntary basis) or other employee of York          Hannover
or the York Hannover Partnership, or establish, adopt, enter
into or amend          any employee plan other than as
contemplated in this Agreement;

               (g)  take any action to change accounting
policies or procedures (including,          without limitation,
procedure with respect to revenue recognition, payments of accounts payable and collection of accounts receivable);

               (h)  make any material tax election inconsistent
with past practices or settle          or compromise any
material federal, state, local or foreign tax liability or agree
to an          extension of a statute of limitation except to
the extent the amount of any such          settlement has been
reserved for on the York Hannover Financials;

               (i)  pay, discharge or satisfy any claims,
liabilities or obligations (absolute,          accrued, asserted
or unassented, contingent or otherwise), other than the payment, discharge or satisfaction in the ordinary course of
business and consistent with past          practice of
liabilities reflected or reserved against in  the financial
statements of York          Hannover or the York Hannover
Partnership or incurred in the ordinary course of business and consistent with past practice;

               (j)  enter into or commit to enter into any
contract, agreement,          arrangement or understanding
having a term longer than six months unless such
contract, agreement, arrangement or understanding either (i) may
be canceled by it          without penalty on not more than
thirty days' notice or (ii) does not require the
expenditure of more than $25,000 for any single contract,
agreement or arrangement          and $50,000 for all such
contracts, arrangements and agreements;

                    (k)  modify, amend or terminate any
contract, waive, release, relinquish or          assign any
contract or other rights or claims or cancel or forgive any
indebtedness          owed to it, other than in the ordinary
course of business consistent with past practice          with
respect to contracts which are not material to York Hannover or
the York          Hannover Partnership taken as a whole; or

               (l)  take, or agree in writing or otherwise to
take, any of the actions          described in Section 4.01(a)
through (k) above, or any action which would make any
of the representations or warranties of York Hannover contained
in this Agreement          untrue or incorrect or prevent York
Hannover from performing or cause York          Hannover not to
perform its covenants hereunder or result in any of the
conditions to          the Merger set forth herein not being
satisfied.



          SECTION 4.02. Conduct of Business by MetroVision Pending the Merger. During the period from the date of this Agreement and continuing until the earlier of the termination of this Agreement or the Effective Time, MetroVision covenants and agrees that, unless York Hannover shall otherwise agree in writing, MetroVision shall conduct its business and shall cause the businesses of its subsidiaries to be conducted only in, and MetroVision and its subsidiaries shall not take any action except in, the ordinary course of business and in a manner consistent with past practice, other than actions taken by MetroVision or Touchtel in connection herewith; and MetroVision shall use reasonable commercial effects to preserve substantially intact the business organization of MetroVision and its subsidiaries, to keep available the services of the present officers, employees and consultants of MetroVision and its subsidiaries, to take all action necessary to prevent the loss, cancellation, abandonment, forfeiture or expiration of any MetroVision Intellectual Property and to preserve the present relationships of MetroVision or any of its subsidiaries with customers, suppliers and other persons with which MetroVision or any of its subsidiaries has significant business relations. In addition to the foregoing, MetroVision shall take such additional actions as are necessary and appropriate to improve its cash flow such that as of the Effective Time MetroVision will reasonably project positive case flow by December 31, 1996.
 By way of amplification and not limitation, except as contemplated by this Agreement, neither MetroVision nor any of it subsidiaries shall, during the period from the date of this Agreement and continuing until the earlier of the termination of this Agreement or the Effective Time, directly or indirectly do, or propose to do, any of the following without the prior written consent of York Hannover;:

               (a)  amend or otherwise change MetroVision's
Certificate of Incorporation          or By-Laws:

               (b)  issue, sell, pledge, dispose of or encumber,
or authorize the issuance,          sale, pledge, disposition or
encumbrance of, any shares of capital stock of any class,
  or any option, warrants, convertible securities or other
rights of any kind to acquire          any shares of capital
stock, or any other ownership interest (including, without
   limitation, any phantom interest) of MetroVision, any of its
subsidiaries or affiliates          (except for the issuance of
shares of MetroVision Common Shares issuable pursuant
to MetroVision's 1991 Stock Option Plan  (the "1991 Plan")  and
MetroVision's          1993 Non-employee Directors' Stock Option
Plan (the "Director Plan") (together,          the "MetroVision
Stock Option Plans"), which options are outstanding on the date hereof);

               (c)  sell, pledge, dispose of or encumber any
assets of MetroVision or any          of its subsidiaries
(except for (i) sales of assets in the ordinary course of
business and          in a manner consistent with past practice
and (ii) dispositions of obsolete or worthless          assets);

               (d)  (i) declare, set aside, make or pay any
dividend or other distribution          (whether cash, stock or
property or any combination thereof) in respect of any of its capital stock, except that a wholly owned subsidiary of
MetroVision may declare and          pay a dividend to
MetroVision, (ii) split, combine or reclassify any of its
capital stock          or issue or authorize or propose the
issuance of any other securities in respect of, in          lieu
of or in substitution for shares of its capital stock, other
than the 4.6 for 1 reverse          stock split of the
MetroVision Common Shares and the conversion of the 5% Series
      A Preferred Stock, each as contemplated in this Agreement,
or (iii) amend the terms          of, repurchase, redeem or
otherwise acquire,  or permit any subsidiaries to repurchase, redeem or otherwise acquire, any of its securities or any
securities of its subsidiaries,          or propose to do any of
the foregoing;

               (e)  amend or change the period (or permit any
acceleration, amendment          or change) of exercisability of
options or restricted stock granted under the Employee
Plans (including the MetroVision Stock Option Plans) or
authorize cash payments in          exchange for any options
granted under any of such plans;

               (f)  (i) acquire (by merger, consolidation, or
acquisition of stock or assets)          any corporation,
partnership or other business organization or division thereof;
(ii)          incur any indebtedness for borrowed money or issue
any debt securities or assume,          guarantee (other than
guarantees of bank debt of MetroVision's subsidiaries entered into in the ordinary course of business) or endorse or
otherwise as an accommodation          become responsible for,
the obligations of any person, or make any loans or advances, except in the ordinary course of business; (iv) authorize
any capital expenditures or          purchase of fixed assets
which are, in the aggregate, in excess of $25,000 for MetroVision and its subsidiaries taken as a whole; or (v) enter
into or amend any          contract, agreement, commitment or
arrangement to effect any of the matters          prohibited by
this Section 4.02(f);

               (g)  increase the compensation payable or to
become payable to its officers          or employees, except for
increases in salaries or wages of employees of MetroVision
   or its subsidiaries who are not officers of MetroVision in
accordance with past          practices, or grant any severance
or termination pay to, or enter into any employment          or
severance agreement with any director, officer (except for
officers who are          terminated on an involuntary basis) or
other employee of MetroVision or any of its
subsidiaries, or establish, adopt, enter into or amend any
Employee Plan other than          as contemplated in this
Agreement;

               (h)  take any action to change accounting
policies or procedures (including,          without limitation,
procedure with respect to revenue recognition, payments of accounts payable and collection of accounts receivable);

               (i)  make any material tax election inconsistent
with past practices or settle          or compromise any
material federal, state, local or foreign tax liability or agree
to an          extension of a statute of limitation except to
the extent the amount of any such          settlement has been
reserved for on MetroVision's most recent SEC Report;

               (j)  pay, discharge or satisfy any claims,
liabilities or obligations (absolute,          accrued, asserted
or unassented, contingent or otherwise), other than the payment, discharge or satisfaction in the ordinary course of
business and consistent with past          practice of
liabilities reflected or reserved against in  the financial
statements of          MetroVision or incurred in the ordinary
course of business and consistent with past          practice;

               (k)  enter into or commit to enter into any
contract, agreement,          arrangement or understanding
having a term longer than six months unless such
contract, agreement, arrangement or understanding either (i) may
be canceled by it          without penalty on not more than
thirty days' notice or (ii) does not require the
expenditure of more than $25,000 for any single contract,
agreement or arrangement          and $50,000 for all such
contracts, arrangements and agreements;

               (l)  except as may be required by law, take any
action to terminate any of          its Employee Plans;

               (m)  modify, amend or terminate any contract,
waive, release, relinquish or          assign any contract or
other rights or claims or cancel or forgive any indebtedness owed to it, other than in the ordinary course of business
consistent with past practice          with respect to contracts
which are not material to MetroVision and its subsidiaries
   taken as a whole; or                 (n)  take, or agree in
writing or otherwise to take, any of the actions
described in Section 4.02(a) through (n) above, or any action
which would make any          of the representations or
warranties of MetroVision contained in this Agreement
untrue or incorrect or prevent MetroVision from performing or
cause MetroVision          not to perform its covenants
hereunder or result in any of the conditions to the Merger set forth herein not being satisfied.

          SECTION 4.03    No Solicitation by MetroVision.

          (a) MetroVision shall not, directly or indirectly, through any officer, director, employee, representative or agent of MetroVision or any of its subsidiaries, solicit or encourage (including by way of furnishing information) the initiation of any inquiries or proposals regarding any merger, amalgamation, take-over bid, sale of substantial assets, sale of shares of capital stock (including without limitation by way of a tender offer) or similar transaction involving MetroVision or any subsidiaries of MetroVision (any of the foregoing inquiries or proposals being referred to herein as an "MetroVision Acquisition Proposal"); provided, however, that nothing contained in this Agreement shall prevent the Board of Directors of MetroVision, after consultation with its financial advisors, and after receiving advice from outside counsel to the effect that the Board of Directors is required to do so in order to discharge properly its fiduciary duties, from considering, negotiating, approving and recommending to the stockholders of MetroVision an unsolicited bona fide MetroVision Acquisition Proposal which the Board of Directors of MetroVision determines in good faith would result in a transaction more favorable to MetroVision's stockholders than the transaction contemplated by this Agreement (any such Acquisition Proposal being referred to herein as a "MetroVision Superior Proposal").

          (b) MetroVision shall immediately notify York Hannover after receipt of any MetroVision Acquisition Proposal or any request for nonpublic information relating to MetroVision or any of its subsidiaries in connection with a MetroVision Acquisition Proposal or for access to the properties, books or records of MetroVision or any subsidiaries by any person or entity that informs the Board of Directors of MetroVision or such subsidiary that it is considering making, or has made, a MetroVision Acquisition Proposal. Such notice to York Hannover shall be made orally and in writing and shall indicate in reasonable detail the identity of the offeror and the terms and conditions of such proposal, inquiry or contract.

          (c) If the Board of Directors of MetroVision receives a request for material nonpublic information by a party who makes a bona fide MetroVision Acquisition Proposal and the Board of Directors of MetroVision determines that such proposal is a MetroVision Superior Proposal, then, and only in such case, MetroVision may, subject to the execution of a confidentiality and standstill agreement, provide such party with access to information regarding MetroVision.

          (d) MetroVision shall immediately cease and cause to be terminated any existing discussions or negotiations with any parties (other than York Hannover) conducted heretofore with respect to any of the foregoing. MetroVision agrees not to release any third party from any confidentiality or standstill agreement to which MetroVision is a party.

          (e) MetroVision shall ensure that the officers, directors and employees of MetroVision and its subsidiaries and any investment banker or other advisor or representative retained by MetroVision are aware of the restrictions described in this Section, and shall be responsible for any breach of this
Section 4.04 by such bankers, advisors and representatives.

          SECTION 4.04    No Solicitation by York Hannover.

          (a) York Hannover shall not, directly or indirectly, through any officer, director, employee, representative or agent of York Hannover or any of its subsidiaries, solicit or encourage (including by way of furnishing information) the initiation of any inquiries or proposals regarding any merger, amalgamation, take-over bid, sale of substantial assets, sale of shares of capital stock (including without limitation by way of a tender offer) or similar transaction involving York Hannover Partnership, York Hannover or any subsidiaries of York Hannover (any of the foregoing inquiries or proposals being referred to herein as a "York Hannover Acquisition Proposal"); provided, however, that nothing contained in this Agreement shall prevent the Board of Directors of York Hannover, after consultation with its financial advisors, and after receiving advice from outside counsel to the effect that the Board of Directors is required to do so in order to discharge properly its fiduciary duties, from considering, negotiating, approving and recommending to the stockholders of York Hannover an unsolicited bona fide York Hannover Acquisition Proposal which the Board of Directors of York Hannover determines in good faith would result in a transaction more favorable to York Hannover's stockholders than the transaction contemplated by this Agreement (any such Acquisition Proposal being referred to herein as a "York Hannover Superior Proposal").

          (b)  York Hannover shall immediately notify
MetroVision after receipt of any York Hannover Acquisition Proposal or any request for nonpublic information relating to York Hannover or any of its subsidiaries in connection with a York Hannover Acquisition Proposal or for access to the properties, books or records of York Hannover or any subsidiaries by any person or entity that informs the Board of Directors of York Hannover or such subsidiary that it is considering making, or has made, a York Hannover Acquisition Proposal. Such notice to MetroVision shall be made orally and in writing and shall indicate in reasonable detail the identity of the offeror and the terms and conditions of such proposal,
inquiry or contract.           (c)  If the Board of Directors of
York Hannover receives a request for material nonpublic information by a party who makes a bona fide York Hannover Acquisition Proposal and the Board of Directors of York Hannover determines that such proposal is a York Hannover Superior Proposal, then, and only in such case, York Hannover may, subject to the execution of a confidentiality and standstill agreement, provide such party with access to information regarding York Hannover.

          (d) York Hannover shall immediately cease and cause to be terminated any existing discussions or negotiations with any parties (other than MetroVision) conducted heretofore with respect to any of the foregoing. York Hannover agrees not to release any third party from any confidentiality or standstill agreement to which York Hannover is a Party.

          (e) York Hannover shall ensure that the officers, directors and employees of York Hannover and its subsidiaries and any investment banker or other advisor or representative retained by York Hannover are aware of the restrictions described in this Section, and shall be responsible for any breach of this Section 4.03 by such bankers, advisors and representatives.

                            ARTICLE V

                      ADDITIONAL AGREEMENTS

          SECTION 5.01 Preparation of S-4 and the Proxy Statement. York Hannover and MetroVision promptly will prepare and file with the Commission a proxy statement/prospectus (which shall be the Proxy Statement) on Form S-4. Each of York Hannover and MetroVision will use its best efforts to have the S-4 declared effective under the Securities Act as promptly as practicable after such filing. MetroVision also will take any action (other than qualifying to do business in any jurisdiction in which it is not now so qualified) required to be taken under any applicable state securities laws in connection with the issuance of MetroVision Common Shares pursuant to this Agreement. York Hannover will furnish any audited financial statements required under the Securities Act and all information concerning York Hannover, the York Hannover Partnership and the holders of its securities as reasonably may be requested in connection with any such action.

          SECTION 5.02 Stockholders' Meeting. MetroVision shall call and hold the MetroVision Stockholders' Meeting as promptly as practicable for the purpose of: (a) voting upon (i) the approval of the Merger (ii) a 4.6 for 1 reverse stock split of the MetroVision Common Shares, (iii) the election of directors, (iv) the approval of the amendment of MetroVision's 1991 Plan; (iv) the amendment of MetroVision's Certificate of Incorporation to increase the number of authorized shares and change its name to York Hannover Health Care, Inc., (v) the amendment of MetroVision's By-Laws to limit MetroVision's Board of Directors to five (5) directors, each having a three (3) year term, initially staggered as contemplated in Section 1.05, (collectively, the "Approval Events") and (b) offering to the holders of the MetroVision 5% Series A Preferred Stock the opportunity to exchange any or all such shares (and all accrued dividends thereon) for an aggregate of 800,00 MetroVision Common Shares (on a post-reverse stock split basis). MetroVision shall use its reasonable best efforts to solicit from holders of the MetroVision Common Shares and the 5% Series A Preferred Stock proxies in favor of the Approval of Events, and shall take all other action necessary or advisable to secure the vote or consent of stockholders required by New York Law to obtain such approvals.

          SECTION 5.03    Access to Information:
Confidentiality.

          (a)   Upon reasonable notice and subject to
restrictions contained in confidentiality agreements to which such party is subject, York Hannover and MetroVision shall each (and shall cause each of their subsidiaries to) afford to the officers, employees, accountants, counsel and other representatives of the other, reasonable access, during the period prior to the Effective Time, to all its properties, books, contracts, commitments and records and, during such period, York Hannover and MetroVision each shall (and shall cause each of their subsidiaries to) furnish promptly to the other all information concerning its business, properties and personnel as such other party may reasonably request, and each shall make available to the other the appropriate individuals (including attorneys, accountants and other professionals) for discussion of the other's business, properties and personnel as either party may reasonably request. Each party shall keep such information confidential in accordance with the terms of the confidentiality agreements, each dated April 16, 1996, as amended (the "Confidentiality Agreements") between MetroVision and York Hannover.

          (b) MetroVision shall provide as promptly as available drafts of MetroVision's Quarterly Report on Form
10-QSB for the quarter year ended June 30, 1996.

          SECTION 5.04 Consents: Approval. York Hannover and MetroVision shall each use their best efforts to obtain all consents, waivers, approvals, authorizations or orders (including, without limitation, all United States and foreign governmental or regulatory agencies) required in connection with the authorization, execution and delivery of this Agreement by York Hannover and MetroVision and the consummation by them of the transactions contemplated hereby. York Hannover and MetroVision shall furnish all information required to be included in the Proxy Statement, or for any application or other filing to be made pursuant to the rules and regulations of any United States or foreign governmental body in connection with the transaction contemplated by this Agreement.
SECTION 5.05 Agreement of Affiliates. York Hannover shall deliver to MetroVision, prior to the Effective Time, a letter (the "Affiliate Letter") identifying all persons who are, or may be deemed to be "affiliates" of York Hannover for purposes of Rule 145 under the Securities Act. York Hannover shall use its best efforts to cause each person who is identified as an "affiliate" in the Affiliate Letter to deliver to MetroVision, prior to the Effective Time, a written agreement (an "Affiliate Agreement") in a form reasonably satisfactory to the parties to the effect that such person will not offer to sell, sell or otherwise dispose of any MetroVision Common Shares issued in the Merger except pursuant to an effective registration statement, in compliance with Rule 145 or in a transaction that, in the opinion of legal counsel satisfactory to MetroVision, is exempt from the registration requirements of the Securities Act.

          SECTION 5.06    Indemnification and Insurance.

          (a) To the extent permitted by New York Law, the Certificate of Incorporation of MetroVision shall be amended to contain the provisions with respect to indemnification set forth in the By-Laws of York Hannover, which provisions shall not be amended, repealed or otherwise modified for a period of six years from the Effective Time in any manner that would adversely affect the rights thereunder of individuals who at the Effective Time were directors, officers, employees or agents of York Hannover or MetroVision, unless such modification is required by law.

          (b) York Hannover shall, to the fullest extent permitted under applicable law or under York Hannover's Articles of Incorporation or By-Laws and regardless of whether the Merger becomes effective, indemnify and hold harmless, and after the Effective Time, the Surviving Corporation shall, to the fullest extent permitted under applicable law or under Surviving Corporation's Certificate of Incorporation or By-Laws, indemnify and hold harmless, each present and former director, officer , employee, fiduciary and agent of York Hannover or any of its subsidiaries (collectively, the "Indemnified Parties") against any costs or expenses (including attorneys' fees), judgement, fines, losses, claims, damages, liabilities and amounts paid in settlement in connection with any claim, action suit, proceeding or investigation, whether civil, criminal, administrative or investigative, arising out of or pertaining to any action or omission occurring at or prior to the Effective Time (including, without limitation, the transactions contemplated by this Agreement) for a period of six years after the date hereof. In the event of any such claim, action, suit, proceedings or investigations (whether arising before or after the Effective
Time) Surviving Corporation shall choose counsel for such Indemnified Parties, unless the retention of such counsel on behalf of such Indemnified Parties would create an actual conflict of interest for such counsel in which case the Indemnified Parties as a group may retain only one law firm to represent them with respect to any single action unless there is, under applicable standards of professional conduct, a conflict on any significant issue between the positions of any two or more Indemnified Parties. Any counsel retained by the Indemnified Parties shall be reasonably satisfactory to Surviving Corporation and Surviving Corporation shall not be liable for any settlement effected without its written consent (which consent shall not be unreasonably withheld).

          (c) MetroVision shall, to the fullest extent permitted under applicable law or under MetroVision's Articles of Incorporation or By-Laws and regardless of whether the Merger becomes effective, indemnify and hold harmless, and after the Effective Time, Surviving Corporation shall, to the fullest extent permitted under applicable law or under Surviving Corporation's Certificate of Incorporation or By-Laws, indemnify and hold harmless, each present and former director, officer, employee, fiduciary and agent of MetroVision or any of its subsidiaries (collectively, the "Indemnified Parties") against any costs or expenses (including attorneys' fees), judgement, fines, losses, claims, damages, liabilities and amounts paid in settlement in connection with any claim, action suit, proceeding or investigation, whether civil, criminal, administrative or investigative, arising out of or pertaining to any action or omission occurring at or prior to the Effective Time (including, without limitation, the transactions contemplated by this Agreement) for a period of six years after the date hereof. In the event of any such claim, action, suit, proceedings or investigations (whether arising before or after the Effective
Time) Surviving Corporation shall choose counsel for such Indemnified Parties, unless the retention of such counsel on behalf of such Indemnified Parties would create an actual conflict of interest for such counsel in which case the Indemnified Parties as a group may retain only one law firm to represent them with respect to any single action unless there is, under applicable standards of professional conduct, a conflict on any significant issue between the positions of any two or more Indemnified Parties. Any counsel retained by the Indemnified Parties shall be reasonably satisfactory to Surviving Corporation and Surviving Corporation shall not be liable for any settlement effected without its written consent (which consent shall not be unreasonably withheld).

          SECTION 5.07. Notification of Certain Matters. York Hannover shall give prompt notice to MetroVision, and MetroVision shall give prompt notice to York Hannover, of (i) the occurrence, or non-occurrence, of any event the occurrence, or non-occurrence, of which would be likely to cause any representation or warranty contained in the Agreement to be untrue or inaccurate and (ii) any failure of York Hannover or MetroVision, as the case may be, materially to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it hereunder; provided, however, that the delivery of any notice pursuant to this Section shall not limit or otherwise affect the remedies available hereunder to the party receiving such notice; and provided; further that failure to give such notice shall not be treated as a breach of covenant for the purposes of Sections 6.02(a) or 6.03(a) unless the failure to give such notice results in material prejudice to the other party.

          SECTION 5.08 Further Action/Tax Treatment. Upon the terms and subject to the conditions hereof, each of the parties hereto shall use all reasonable efforts to take, or cause to be taken, all actions and to do , or cause to be done, all other things necessary, proper or advisable to consummate and make effective as promptly as practicable the transactions contemplated by this Agreement, to obtain in a timely manner all necessary waivers, consents and approvals and to effect all necessary registrations and filings, and to otherwise satisfy or cause to be satisfied all conditions precedent to its
obligations under this Agreement.   Each of MetroVision and York
Hannover shall use its best efforts to cause the Merger to qualify, and will not (both before and after consummation of the Merger) take any actions which could prevent the Merger from qualifying as a reorganization under the provisions of Section 368 of the Code.

          SECTION 5.09 Public Announcements. MetroVision and York Hannover shall consult with each other before issuing any press release or otherwise making any public statements with respect to the Merger or this Agreement and shall not issue any such press release or make any such public statement without the prior consent of the other party, which shall not be unreasonably withheld; provided, however, that a party may, without the prior consent of the other party, issue such press release or make such public statement as may upon the advice of counsel be required by law or the NASD if it has used all reasonable efforts to consult with the other party.

          SECTION 5.10.  Listing of Surviving Corporation Common
Shares. MetroVision and York Hannover shall use their reasonable best efforts to cause the MetroVision Common Shares to be issued in the Merger to be approved for listing on the Nasdaq Small Cap Market.

          SECTION 5.11. Conveyance Taxes. MetroVision and York Hannover shall cooperate in the preparation, execution and filing of all returns, questionnaires, applications, or other documents regarding any real property transfer or gains, sales, use, transfer, value added, stock transfer and stamp taxes, any transfer, recording, registration and other fees, and any similar taxes which become payable in connection with the transactions contemplated hereby that are required or permitted to be filed on or before the Effective Time.

                            ARTICLE VI

                     CONDITIONS TO THE MERGER

          SECTION 6.01    Conditions to Obligation of Each Party
to Effect the Merger. The respective obligations of each party to effect the Merger shall be subject to the satisfaction at or prior to the Effective Time of the following conditions:

          (a)  Proxy Statement Clearance.  No proceeding in
respect of the Proxy     Statement shall have been initiated or
threatened by the SEC and the Proxy Statement shall

      have been declared effective by the SEC;

          (b)  Stockholder Approval.  The Approval Events shall
have been approved and     adopted by the requisite vote of the
stockholders of MetroVision and this Agreement and the Merger shall have been approved and adopted by the sole shareholder of York Hannover;

          (c)  No Injunctions or Restraints; Illegality.  No
temporary restraining order,      preliminary or permanent
injunction or other order issued by any court of competent

                       jurisdiction or other legal restraint or prohibition (an "Injunction") preventing the consummation of the Merger shall be in effect, nor shall any proceeding brought by any administrative agency or commission or other governmental authority or instrumentality,

domestic or foreign, seeking any of the foregoing be pending;
and there shall not be any
                                                        action
taken, or any statute, rule, regulation, or order enacted, entered, enforced, or deemed applicable to the Merger, which makes the consummation of the Merger illegal;

          (d)  Nasdaq Small Cap Market listing.  The Surviving
Corporation Common     Shares shall have been approved for
listing, subject to notice of issuance, on the Nasdaq Small
Cap Market.

          SECTION 6.02 Additional Conditions to Obligations of York Hannover. The obligations of York Hannover to effect the Merger are also subject to the following conditions:
  (a) Representations and Warranties. The representations and warranties of MetroVision contained in this Agreement shall be true and correct in all respects on and as of the Effective Time, except for (i) changes contemplated by this Agreement,
(ii) those representations and warranties which address matters only as of a particular date (which shall remain true and correct as of such date) and (iii) where the failure to be true and correct would not have a Material Adverse Effect on MetroVision, with the same force and effect as if made on and as of the Effective Time, and York Hannover shall have received a certificate to such effect signed by the President and Chief Financial Officer of MetroVision;

          (b) Agreements and Covenants. MetroVision shall have performed or complied in all material respects with all agreements and covenants required by this Agreement to be performed or complied with by it on or prior to the Effective Time, and York Hannover shall have received a certificate to such effect signed by the President and Chief Financial Officer of MetroVision;

          (c) Consents Obtained. All material consents, waivers, approvals, authorizations or orders required to be obtained, and all filings required to be made by MetroVision for the authorization, execution and delivery of this Agreement and the consummation by it of the transactions contemplated hereby shall have been obtained and made by MetroVision;

          (d) Governmental Actions. There shall not have been instituted, pending or threatened any action or proceeding (or any investigation or other inquiry that might result in such an action or proceeding) by any governmental authority or administrative agency before any governmental authority, administrative agency or court of competent jurisdiction, nor shall there be in effect any judgment, decree or order of any governmental authority, administrative agency or court of competent jurisdiction, in either case, seeking to prohibit or limit the Surviving Corporation from exercising all material rights and privileges pertaining to the ownership or operation by the Surviving Corporation or any of its subsidiaries of all or a material portion of the business or assets of York Hannover or any of its subsidiaries, or seeking to compel the Surviving Corporation or any of its subsidiaries to dispose of or hold separate all or any material portion of the business or assets of York Hannover or any of its subsidiaries, as a result to the Merger or the transactions contemplated by this Agreement.

          (e)  Material Adverse Change.  Since the date of this
Agreement, there shall have been no change, occurrence or circumstance in the business, results of operations or financial condition of MetroVision or any subsidiary of MetroVision having or reasonably likely to have a Material Adverse Effect;

          (f) Reverse Stock Split. MetroVision shall have obtained shareholder approval of and executed a 4.6 for 1 reverse stock split of MetroVision Common Shares at or prior to
the Effective Time.   All warrants and options shall be repriced
and split accordingly, with consents and notice to all holders, if required.

          (g) MetroVision Net Loss. Loss shall mean operating loss before depreciation and amortization as shown on MetroVisions consolidated statement of operations for said quarter; and MetroVision Subsequent Financials for the second quarter of 1996 shall reflect a Net Loss (as defined below) no greater than $50,000.00. As used herein, Net Loss shall mean operating loss before interest, income taxes, depreciation and amortization as shown on MetroVision's consolidated statement of operations for said quarter but shall not include the costs associated with the transactions contemplated by this Agreement;

          (h) Employment Agreements. The Surviving Corporation shall have executed employment agreements with Lawrence B. Cummings and Thomas M. Clarke in a form reasonably satisfactory to the parties hereto and to Messrs, Cummings and Clarke, pursuant to which Messrs, Cummings and Clarke shall be granted warrants for each to purchase an additional 750,000 MetroVision Common Shares. The first tranche of warrants representing 250,000 Common Shares each to Mr. Cummings and Mr. Clarke shall be exercisable at any time within 36 months of the Effective Time, at a price equal to the average or the closing bid price of the MetroVision Common Shares for the first ten trading days after the Effective Time (the "First Year Exercise Price"). The second 250,000 Common Shares tranche of warrants may be exercised at any time between the thirteenth (13th) and forty-eighth (48th) month after the Effective Time at a price equal to 125% of the First Year Exercise Price. The final 250,000 Common Shares tranche of warrants may be exercised between the twenty-fifth (25th) and the sixtieth (60th) months after the Effective Time at a price equal to 150% of the First Year Exercise Price.

          (h) Tax Effect. York Hannover shall receive the advice of counsel that the merger will constitute a reorganization within the meaning of Code Section 368 (a) (1)
(A).           SECTION 6.03    Additional Conditions to
Obligation of MetroVision. The obligation of MetroVision to effect the Merger is also subject to the following conditions:

          (a)  Representations and Warranties.  The
representations and warranties of York Hannover contained in the Agreement shall be true and correct in all respects on and as of the Effective Time, except for (i) changes contemplated by this Agreement, (ii) those representations and warranties which address matters only as of a particular date (which shall remain true and correct as of such date) and (iii) where the failure to be true and correct would not have a Material Adverse Effect on York Hannover, with the same force and effect as if made on and as of the Effective Time, and MetroVision shall have received a certificate to such effect signed by the Chief Executive Officer and President of York Hannover;

          (b) Agreement and Covenants. York Hannover shall have performed or complied in all material respects with all agreements and covenants required by this Agreement to be performed or complied with by them on or prior to the Effective Time, and MetroVision shall have received a certificate to such effect signed by the Chief Executive Officer and President of York Hannover;

          (c) Consents Obtained. All material consents, waivers, approvals, authorizations or orders required to be obtained, and all filings required to be made, by York Hannover for the authorization, execution and delivery of this Agreement and the consummations by them of the transactions contemplated hereby shall have been obtained and made by York Hannover;

          (d) Material Adverse Change. Since the date of this Agreement, there shall have been no change, occurrence or circumstance in the business, results of operations or financial condition of York Hannover or any subsidiary of York Hannover having or reasonably likely to have a Material Adverse Effect; and

          (e) Affiliate Agreements. MetroVision shall have received from each person who is identified in the Affiliate
Letter as an "affiliate" of York Hannover, an Affiliate
Agreement, and such Affiliate Agreement shall be in full force and effect;



          (f) York Hannover Indebtedness. The NHC Loan shall have been paid in full utilizing the proceeds from the issuance of the York Hannover 12% Preferred Stock and the security interest related thereto shall have been released.

          (g) Audited York Hannover Financials. MetroVision shall have received from York Hannover audited York Hannover
Financials on or before June 21, 1996 as provided under Section
2.07, reflecting no Material  Adverse Change.

          (h) Tax Effect. MetroVision shall receive the advice of counsel that the merger will constitute a reorganization within the meaning of Code Section 368 (a) (1) (A).

                           ARTICLE VII

                           TERMINATION

          SECTION 7.01    Termination.  This Agreement may be
terminated at any time prior to the Effective Time, notwithstanding approval thereof by the stockholder of York
Hannover or MetroVision;

          (a) by mutual written consent duly authorized by the Boards of Directors of MetroVision and York Hannover; or
      (b) by either MetroVision or York Hannover if the Merger shall not have been consummated by October 31, 1996 (provided, that, the right to terminate this Agreement under this Section
7.01 (b) shall not be available to any party whose failure to fulfill any obligation under this Agreement has been the cause of or resulted in the failure of the Merger to occur on or before such date); or

          (c) by either MetroVision or York Hannover if a court of competent jurisdiction or governmental, regulatory or administrative agency or commission shall have issued a nonappealable final order, decree or ruling or taken any other action, in each case having the effect of permanently restraining, enjoining or otherwise prohibiting the Merger; or

          (d) by MetroVision or York Hannover, if, at the MetroVision Stockholders' Meeting (including any adjournment or postponement thereof), the requisite vote of the stockholders of
MetroVision shall not have been obtained; or           (e)  by
York Hannover, if (i) the Board of Directors of MetroVision shall withdraw, modify or change its recommendation of this Agreement or the Merger in a manner adverse to York Hannover or shall have resolved to do so; (ii) the Board of Directors of MetroVision shall have taken a "neutral"position with respect to an Alternative Transaction (as defined in Section 7.03(d)); or
(iii) a tender offer or exchange offer for 15% or more of the outstanding MetroVision Common Shares is commenced (other than by York Hannover or an affiliate of York Hannover); or

          (f) by MetroVision or York Hannover, upon a breach of any representation, warranty, covenant or agreement on the part of York Hannover or MetroVision, respectively, set forth in this Agreement or if any representation or warranty of MetroVision or York Hannover, respectively, shall have become untrue, in either case, such that the conditions set forth in Section 6.02(a) or 6.02(b), or Section 6.03 (a) or 6.03(b), would not be satisfied (a "Terminating Breach"), provided, that, if such Terminating Breach is curable prior to the expiration of 30 days from its occurrence (but in no event later than October 31, 1996) by MetroVision or York Hannover, as the case may be, through the exercise of its reasonable best efforts and for so long as MetroVision or York Hannover, as the case may be, continues to exercise such reasonable best efforts, neither York Hannover nor MetroVision, respectively, may terminate this Agreement under this Section 7.01(f) until the expiration of such period without such Terminating Breach having been cured; or

          (g) by York Hannover or MetroVision, if the Board of Directors of MetroVision shall have resolved to accept, or accepted, a MetroVision Superior Proposal; or

          (h) by York Hannover or MetroVision if the Board of Directors of York Hannover shall resolved to accept, or accepted, a York Hannover Superior Proposal.

          SECTION 7.02 Effect of Termination. In the event of the termination of this Agreement pursuant to Section 7.01, this Agreement shall forthwith become void and there shall be no liability on the part of any party hereto or any of its affiliates, directors, officers or stockholders except as set forth in Section 7.03 and Section 8.01 hereof.

          SECTION 7.03    Fees and Expenses.

          (a) Except as set forth in this Section 7.03, all fees and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such expenses, whether or not the Merger is
consummated.           (b) MetroVision shall pay York Hannover a
termination fee of $25,000.00 (the "Fee"), in lieu of any actual damages including documented and reasonable out-of-pocket expenses of York Hannover relating to the transactions contemplated by the Agreement, upon the earliest to occur of the following events:

          (i)  the termination of this Agreement by York
Hannover pursuant to Section               7.01(e) or (g); or
      (ii) the termination of this Agreement by York Hannover
pursuant to Section               7.01(f) after a breach by
MetroVision of  this Agreement.

          (c)  York Hannover shall pay MetroVision  a
termination fee of $25,000.00 (the "Fee"), in lieu of any actual damages including documented and reasonable out-of-pocket expenses of MetroVision relating to the transactions contemplated by the Agreement, upon the termination of this Agreement by MetroVision pursuant to Section 7.01(f) after a breach by York Hannover of this Agreement or upon the termination of this Agreement by MetroVision pursuant to Section
7.01 (h).

          (d) As used herein, "MetroVision Alternative Transaction" means either (i) a transaction pursuant to which any person (or group of persons) other than York Hannover or its affiliates (a "Third Party") acquires more that 15 percent of the outstanding MetroVision Common Shares, whether from MetroVision or pursuant to a tender offer or exchange offer or otherwise, (ii) a merger or other business combination involving MetroVision pursuant to which any Third Party acquires more than 15 percent of the outstanding equity securities of MetroVision or the entity surviving such merger or business combination or
(iii) any other transaction pursuant to which any Third Party acquires control of assets (including for this purpose the outstanding equity securities of subsidiaries of MetroVision, and the entity surviving any merger or business combination including any of them) of MetroVision, any of its subsidiaries having a fair market value (as determined by the board of Directors of MetroVision in good faith) equal to more than 15 percent of the fair market value of all the assets of MetroVision, and its subsidiaries, taken as a whole, immediately prior to such transaction; provided, however, that the term MetroVision Alternative Transaction shall not include any acquisition of securities by a broker dealer in connection with a bona fide public offering of such securities.

          (e) As used herein, "York Hannover Alternative Transaction" means either (i) a transaction pursuant to which any person (or group of persons) other than MetroVision or its affiliates (a "Third Party") acquires more that 15 percent: (a) of the outstanding York Hannover Common Shares, or (b) the interests in the York Hannover Partnership, whether from York Hannover or the York Hannover Partnership or pursuant to a tender offer or exchange offer or otherwise, (ii) a merger or other business combination involving York Hannover or the York Hannover Partnership pursuant to which any Third Party acquires more than 15 percent of (a) the outstanding equity securities of York Hannover or (b) the interests in the York Hannover Partnership or the entity surviving such merger or business combination or (iii) any other transaction pursuant to which any Third Party acquires control of assets (including for this purpose the outstanding equity securities of subsidiaries of York Hannover, and the entity surviving any merger or business combination including any of them) of York Hannover, any of its subsidiaries having a fair market value (as determined by the board of Directors of York Hannover in good faith) equal to more than 15 percent of the fair market value of all the assets of York Hannover, and its subsidiaries, taken as a whole, immediately prior to such transaction; provided, however, that the term York Hannover Alternative Transaction shall not include any acquisition of securities by a broker dealer in connection with a bona fide public offering of such securities.

          (f)  The Fee payable pursuant to Section 7.03(b) or
(c) shall be paid within ten business days after the first to occur of the events described in Section 7.03(b) or 7.03(c) respectively.

                           ARTICLE VIII

                        GENERAL PROVISIONS

          SECTION 8.01 Effectiveness of Representations, Warranties and Agreements. Except as otherwise provided in this
Section 8.01, the representations, warranties and agreements of each party hereto shall remain operative and in full force and effect regardless of any investigation made by or on behalf of any other party hereto, any person controlling any such party or any of their officers or directors, whether prior to or after the execution of this Agreement. The representations, warranties and agreements in this Agreement shall terminate at the Effective Time or upon the termination of this Agreement pursuant to Section 7.01, as the case may be, except that the agreements set forth in Section 5.05 and 5.06 shall survive the Effective Time for the periods described in such sections and those set forth in Sections 5.03 shall survive termination indefinitely. The Confidentiality Agreements shall survive termination of this Agreement as provided therein.

          SECTION 8.02. Notices. All notices and other communications given or made pursuant hereto shall be in writing and shall be deemed to have been duly given or made as of the date delivered or mailed if delivered personally or mailed by registered or certified mail (postage prepaid, return receipt requested) to the parties as the following addresses (or at such other address for a party as shall be specified by like changes of address shall be effective upon receipt) or sent by electronic transmission, with confirmation received, to the telecopy number specified below:

          (a)  If to York Hannover:

               YORK HANNOVER PHARMACEUTICALS, INC.
2 South Street, Suite 360               Pittsfield, MA  01201
           Attention:  Thomas M. Clarke, President
Fax (413)  448-2120

     With a copy to:
MARTIN & OLIVEIRA               100 North Street, Suite 301
         Pittsfield, MA  01201               Attention:  William
E. Martin, Esquire               Fax (413) 445-5883

     (b)  If to MetroVision:
METROVISION OF NORTH AMERICA, INC.               424 Madison
Avenue, 9th Floor               New York, NY 10017
Attention:   Robert F. Hussey, President               Fax (212)
759-3181

     With a copy to:

               SHEREFF, FRIEDMAN, HOFFMAN & GOODMAN, LLP
      919 Third Avenue               New York, NY  10022
      Attention:  Charles I. Weissman, Esquire               Fax
(212) 758-9526

     SECTION 8.03    Certain Definitions.  For purposes of this
Agreement, the term:

          (a) "affiliates" means a person that directly or indirectly, through one or more intermediaries, controls, is controlled by, or is under common control with, the first mentioned person; including, without limitation, any partnership or joint venture in which York Hannover (either alone, or through or together with any other subsidiary) has, directly or
indirectly, an interest of 5 percent or more;               (b)
"beneficial owner" with respect to any shares of stock, means a person who shall be deemed to be the beneficial owner of such shares (i) which such person or any of its affiliates or associates beneficially owns, directly or indirectly, (ii) which such person or any of its affiliates or associates (as such term is defined in Rule 12b-2 of the Exchange Act) has, directly or indirectly, (A) the right to acquire (whether such right is exercisable immediately or subject only to the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of consideration rights, exchange rights, warrants or options, or otherwise, or (B) the right to vote pursuant to any agreement, arrangement or understanding or (iii) which are beneficially owned, directly or indirectly, by any other persons with whom such person or any of its affiliates or associates has any agreement, arrangement or understanding of the purpose of acquiring, holding, voting or disposing of any shares;

          (c) "business day" means any day other than a day on which banks in New York are required or authorized to be closed;

          (d) "control" (including the terms "controlled by" and "under common control with") means the possession, directly or indirectly or as trustee or executor, of the power to direct or cause the direction of the management or policies of a person, whether through the ownership of stock, as trustee or executor, by contract or credit arrangement or otherwise;

          (e) "person" means an individual, corporation, partnership, association, trust, unincorporated organization, other entity or group (as defined in Section 13(d)(3) of the
Exchange Act); and           (f)  "subsidiary" or "subsidiaries"
of York Hannover, or MetroVision or any other person means any corporation, partnership, joint venture or other legal entity of which York Hannover, or MetroVision or such other person, as the case may be, (either alone or through or together with any other subsidiary) owns, directly or indirectly, more than 50% of the stock or other equity interests the holders of which are generally entitled to vote for the election of the board of directors or other governing body of such corporation or other legal entity.

          SECTION 8.04 Amendment. This Agreement may be amended by the parties hereto by action taken by or on behalf of their respective Boards of Directors at any time prior to the Effective Time; provided, however, that, after approval of the Merger by the stockholders of MetroVision, no amendment may be made which by law requires further approval by such stockholders without such further approval. This Agreement may not be amended except by an instrument in writing signed by the parties hereto.

          SECTION 8.05 Waiver. At any time prior to the Effective Time, any party hereto may with respect to any other party hereto (a) extend the time for the performance of any of the obligations or other acts, (b) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto and (c) waive compliance with any of the agreements or conditions contained herein. Any such extension or waiver shall be valid if set forth in an instrument in writing signed by the party or parties to be bound thereby.

          SECTION 8.06   Headings.  The headings contained in
this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

          SECTION 8.07. Severability. If any term or other provision of this Agreement is invalid, illegal or incapable of being enforced by any rule of law, or public policy, all other conditions and provisions of this Agreement shall nevertheless remain in full force and effect so long as the economic or legal substance of the transactions contemplated hereby is not affected in any manner adverse to any party. Upon such determination that any term or other provision is invalid, illegal or incapable of being enforced, the parties hereto shall negotiate in good faith to modify this Agreement so as to effect the original intent of the parties as closely as possible in an acceptable manner to the end that transactions contemplated hereby are fulfilled to the extent possible.

          SECTION 8.08 Entire Agreement. This Agreement constitutes the entire agreement and supersedes all prior agreements and undertakings (other than the Confidentiality Agreement), both written and oral, among the parties, or any of them, with respect to the subject matter hereof and, except as otherwise expressly provided herein, are not intended to confer upon any other person any rights or remedies hereunder.

          SECTION 8.09    Assignment.  This Agreement shall not
be assigned by operation of law or otherwise.

          SECTION 8.10. Parties in Interest. This Agreement shall be binding upon and inure solely to the benefit of each party hereto, and nothing in this Agreement, express or implied, is intended to or shall confer upon any other person any right, benefit or remedy of any nature whatsoever under or by reason of this Agreement, other than Section 5.07 (which is intended to be for the benefit of the Indemnified Parties and may be enforced by such Indemnified Parties).

          SECTION 8.11 Failure or Indulgence Not Waiver; Remedies Cumulative. No failure or delay on the part of any party hereto in the exercise of any right hereunder shall impair such right or be construed to be a waiver of, or acquiescence in, any breach of any representation, warranty or agreement herein, nor shall any single or partial exercise of any such right preclude other or further exercise thereof or of any other right. All rights and remedies existing under this Agreement are cumulative to, and not exclusive of, any rights or remedies otherwise available.

          SECTION 8.12. Governing Law. This agreement shall be governed by and construed in accordance with, the internal laws of the State of New York applicable to contracts executed and fully performed within the State of New York.

          SECTION 8.13. Counterparts. This Agreement may be executed in one or more counterparts, and by the different parties hereto in separate counterpart, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.

          SECTION 8.14. Waiver of Jury Trial. Each of MetroVision and York Hannover hereby irrevocably waives, to the fullest extent permitted by law, all rights to trial by jury in any action, proceeding, or counterclaim (whether based upon contract, tort or otherwise) arising out of or relating to this agreement or any of the transactions contemplated hereby.
IN WITNESS WHEREOF, MetroVision and York Hannover have caused this Agreement to be executed as of the date first written above by their respective officers thereunto duly authorized.



                         METROVISION OF NORTH AMERICA, INC.



                         By:
____________________________________
 Robert F.  Hussey,                              its President

                         YORK HANNOVER PHARMACEUTICALS, INC.



                         By:
____________________________________
 Thomas M. Clarke,                              its President

                         Agreed and Assented to
        this ___ day of April, 1996.

                         STOCKBRIDGE INVESTMENT PARTNERS, INC.




By:________________________________________
        Thomas M. Clarke                              its
President











                            EXHIBIT A

                YORK HANNOVER DISCLOSURE SCHEDULE



































                            EXHIBIT B

                 METROVISION DISCLOSURE SCHEDULE
DISCLOSURE SCHEDULE SECTION 2.01.

                (a)  York Hannover Pharmaceuticals

York Hannover, a Florida corporation is not qualified to do business as a foreign corporation in any other state.

                  (b)  York Hannover Partnership

York Hannover Partnership, a Wisconsin partnership is qualified to do business as a foreign corporation in the state of Florida.
               DISCLOSURE SCHEDULE SECTION 2.02.

                          Capital Stock

                (a)  York Hannover Pharmaceuticals

As of December 31, 1995 the authorized capital stock of York Hannover consist of 11,000 shares of Company Common Stock at par value of $.10 and 10,000 shares of Preferred Stock at par value of $.01 of which 5,000 shares have been designated Cumulative Preferred Stock. Of the capital stock, 1,000 shares of common stock, held by Stockbridge Investment Partners, Inc., and 3,168 shares of 15% cumulative preferred stock were issued and outstanding and all are validly issued, fully paid and non-assessable. No material change in such capitalization has occurred or will occur between December 31, 1995 and the Effective Time except all 15% cumulative preferred shares will be fully redeemed or canceled and 1,950 of 12% Preferred Stock will be issued, conditioned upon lender's consent. Stockbridge Investment Partners, Inc. entered into a Stockholders' Agreement on August 18, 1994 and Amendment No. 1 of said Agreement on July 11, 1995 which outlines stock transfer restrictions and restrictions on certain actions required by the corporation or any subsidiary.

                  (b)  York Hannover Partnership

An Agreement of General Partnership was entered into on July 13, 1995 by and between York Hannover Pharmaceuticals, Inc. a Florida Corporation and United Professional Companies, Inc. a Delaware Corporation. The respective Percentage Interests of the Partners is United Professional Corporation 60.0% and York
Hannover Pharmaceuticals, Inc. 40.0%                DISCLOSURE
SCHEDULE SECTION 2.03.

              Article of Incorporation and By-Laws:
    Subsidiaries of York Hannover

Complete and correct copy of the Articles of Incorporation and Partnership Agreement are attached hereto.
DISCLOSURE SCHEDULE SECTION 2.04.

                      Validity and Conflicts

                (a)  York Hannover Pharmaceuticals

Condition of issuance of the 12% Preferred Stock will be based on the consent of National Health Care, L.P. as lien holder of the $1,950,000 loan and accrued interest in the amount of $104,084.75 as of March 31, 1996.

                  (b)  York Hannover Partnership

None.                DISCLOSURE SCHEDULE SECTION 2.07.

                 (a) The York Hannover Financials

Completed unaudited financials are attached hereto.

          (b)  The York Hannover Partnership Financials

Completed unaudited financials are attached hereto.
   DISCLOSURE SCHEDULE SECTION 2.08.

                    Absence of Adverse Change

None.                DISCLOSURE SCHEDULE SECTION 2.09.

                             Licenses

All necessary licenses and approvals are held in the name of York Hannover Partnership which the company has a 40% interest.

                  (b)  York Hannover Partnership

1.   United States Controlled substance registration certificate.

2.   State of Florida Department of Business and Professional
Regulation Board of Pharmacy.

3.   State of Florida Department of Health and Rehabilitative
Services Drugs, Devices, Cosmetics-General Retailer and Drug
Wholesaler.

4.   Pinellas County Occupational license.

5.   Hernando County Occupational license.
DISCLOSURE SCHEDULE SECTION 2.13.

                        Material Contracts

                (a)  York Hannover Pharmaceuticals

1.   General Partnership Agreement, dated July 13, 1995, between
York Hannover and United     Professional Companies, Inc.
("UPC").

2.   Assignment and Assumption Agreement, dated July 13, 1995,
between York Hannover and     UPC.

3. Put Agreement, dated July 13, 1995, between York Hannover and UPC.

4. Subscription Agreement for issuance of 12% cumulative preferred stock.

5. National Health Care, L.P. debt agreement to be refinanced prior to the Effective Time.

6.   Thomas M. Clarke guarantee agreement with National Health
Care, L.P.

7.   Lawrence B. Cummings guarantee agreement with National
Health Care, L.P.

                  (b)  York Hannover Partnership

1.   Pharmacy Services Agreement.

2.   Medicaid Provider Agreement.

3.   Medicaid Provider Bond.

4.   Lenox Healthcare, Inc. billing service Agreement.

5.   United Professional Companies, Inc. Management Agreement.

6.   Pharmacy contract with both United Professional Companies,
Inc. and York Hannover    Partnership.

7.   Employment Agreement with Kenneth Norfleet.
DISCLOSURE SCHEDULE SECTION 2.14.

                            Insurance

                (a)  York Hannover Pharmaceuticals

Workers Compensation Bond.

                  (b)  York Hannover Partnership

Insurance Type of             Policy              Effective
Company   Coverage            Number         Dates
Premium

The ST.   Commercial               FK06804091          10/01/95
Annual Paul      General Liability                       10/01/96

 The ST.   Health Care              FK06804091          10/01/95
 Annual Paul      Facility Property
10/01/96

 The ST.   Health Care              FK06804091          10/01/95
 Annual Paul      Facility Medical
10/01/96            Professional Liability          Protection

The ST.   Auto Coverage       FK0680491      10/01/95  Annual
Paul                                         10/01/96
     DISCLOSURE SCHEDULE SECTION 2.15.

                            Litigation

(a)  York Hannover Pharmaceuticals, Inc.

1.   York Hannover Pharmaceuticals, Inc. vs. Amserv Healthcare,
Inc. case number 14921.      Complaint - failure to hold an
annual meeting for a period within either 30 days after the date designated in By-laws.

2.   Amserv Healthcare, Inc. vs. York Hannover Pharmaceuticals,
Inc. case number 96-686-EG-CGA. Complaint - failure to make required filings and disclosure in connection with an illegal accumulation of Amserv common stock.

(b)  York Hannover Partnership

None.                DISCLOSURE SCHEDULE SECTION 2.16.

                   Employee Plans and Contracts

                (a) York Hannover Pharmaceuticals

None.

                  (b)  York Hannover Partnership

1.   Employment Agreement with Kenneth Norfleet.

2.   York Hannover Partnership employee benefit program.
        DISCLOSURE SCHEDULE SECTION 2.17.

                           Trade Names

York Hannover Partnership, currently conducting business in the state of Florida, intends to adopt the name UPC Health Network.
               DISCLOSURE SCHEDULE SECTION 2.20.

                      Disclosed Liabilities

The loan with National Health Care, L.P. in the amount of
$1,950,000 and accrued interest as of March 31, 1996 in the
amount of $104,084.75.                 DISCLOSURE SCHEDULE
SECTION 3.01.

MetroVision is qualified to do business as a foreign corporation in the following states:  California, Illinois, Massachusetts,
New Jersey and Pennsylvania.                DISCLOSURE SCHEDULE
SECTION 3.02.

                          Capital Stock

The authorized capital stock of MetroVision consists of 10,000,000 shares of MetroVision Common Shares and 2,000,000 shares of MetroVision preferred stock, $.001 par value of which 720,000 shares of MetroVision Preferred Stock have been designated as the 5% Series A Preferred Stock. No change in such capitalization has occurred or will occur between December 31, 1995 and the Effective Time. The following stock, purchase, warrants and options have been issued or granted.
                         Common Stock
                6,987,880      Class B Warrants (exercise price
$.20) (expires 11/96)         793,850 5% Convertible Preferred
Stock                                           648,535

Employee Stock Options (exercise price $.20 - $.25)
1,015,000 Director Options    ($.74 expires 1993)
                   64,000               ($.16 expires 1994)
                                             ($.16 expires 1995)
              ($.25 expires 1996)

1993 Bridge Warrants ($2.00) (expires 5/96)
         40,000 1993 Bridge Warrants ($.83) (expires 9/98)
                              80,000

Whale Unit Warrants ($1.00)*
        480,000 Whale Warrants ($.20)
                80,000

Whale IPO Unit Warrants ($.74)*
     337,838

Transportation Displays, Inc. (TDI) Warrants ($2.50)
      . . . . 12,484

     Fully Diluted
         10,539,587

     There is an agreement between MetroVision and certain holders of options and warrants to purchase MetroVision Common
Shares and holders of 5% Series A Preferred Stock.

     * MetroVision has agreed with Whale Securities Co., L.P.,
that the warrants owned by Whale will have an exercise price of
$0.40 on a post reverse-split basis.                DISCLOSURE
SCHEDULE SECTION 3.03.

              Article of Incorporation and By-Laws:
     Subsidiaries of MetroVision

Complete and correct copy of the Articles of Incorporation and
By-Laws are attached hereto.                DISCLOSURE SCHEDULE
SECTION 3.04.

                     Validity and Conflicts.

None.                 DISCLOSURE SCHEDULE SECTION 3.07.

                    The MetroVision Financials

MetroVision's Annual Report on Form 10-K for the year ending December 31, 1995 and a draft of Metrovision's Quarterly Report on Form 10-Q for the period ending March 31, 1996 are attached
hereto.                 DISCLOSURE SCHEDULE SECTION 3.08.

                    Absence of Adverse Change

None.                 DISCLOSURE SCHEDULE SECTION 3.09.

                             Licenses

1.   License of software pursuant to agreement, dated November
1, 1992, between MetroVision     and Target Vision, Inc.

2.   Foreign qualifications to do business in California,
Illinois, Massachusetts, New Jersey and     Pennsylvania.

3.   Operating agreements with transit and airport authorities
as indicated on Disclosure Schedule     Section 3.13.
     DISCLOSURE SCHEDULE SECTION 3.13.

                        Material Contracts

1.   Unit Purchase Option sold to Whale Securities Co., L.P. in
December, 1991. 2.   Underwriter's Warrant Agreement between the
Company and Whale Securities Co., L.P. 3.   Class B Warrant
Agreement and Warrant Certificate. 4.   Agreement, dated
November 1, 1992, between MetroVision and Target Vision, Inc.
("TV")     relating the licensing of software. 5.   Agreement,
dated August 9, 1989, between the company and Port Authority
Trans Hudson     Corporation ("PATH"). 6.   Agreement, dated
August 15, 1995, between the Company and the Southeastern
Pennsylvania     Transportation Authority ("SEPTA"). 7.
Agreement, dated January 19, 1987, between the Company and the
San Francisco Bay Area     Rapid Transit District ("BART"). 8.
Agreement, dated August 13, 1992, between the Company and the
Massachusetts Bay     Transportation Authority ("MBTA"). 9.
1991 Stock Option Plan. 10. 1993 Non Employee Directors Stock Option Plan. 11. Agreement, dated as of October 28, 1991,
between TouchTel, Inc. and the Port Authority of     New York
and New Jersey ("NYAIR"). 12. Warrant, dated May 24, 1993, issued to Robert F. Hussey. 13. Agreement, dated March 8, 1993,
between the Company and Chiel Communications America,     Inc.
14. Form of Warrant, dated September 1993, issued to Bridge Investors. 15. Agreement between the Company and certain
holders of options and warrants to purchase     the Company's
Common Shares and 5% Preferred Stock. 16. Agreement, dated August 2, 1995, between the company and the New Jersey Transit
  Authority ("NJT").

                DISCLOSURE SCHEDULE SECTION 3.14.

                            Insurance

Insurance Type of                   Effective      Company
Coverage       Policy No.               Dates     Premium

TVLRS     Officer's Life      L4574955              01/10/96
Annual                                        01/10/97

USF&G     Auto-Villager       1AB30041991102      10/27/95
Semi-Annual                                    10/27/96

USF&G     Auto-Van       1AB30041991102           03/31/96
                             10/27/96

USF&G     Auto Cube      1MP300534290             10/27/95
Semi-Annual                         General Liability
10/27/96                         Property

USF&G     Health Insurance    TN 520617                Monthly

          Workmen's Compensation

CIGNA     Mass                      05/05/95      Annual
                           05/05/96

USF&G     New York                  05/05/95      Installm'ts
                                05/05/96

USF&G     Pennsylvania                            05/05/95
Installm'ts                                    05/05/96

USF&G     California                              05/05/95
Installm'ts                                    05/05/96
       DISCLOSURE SCHEDULE SECTION 3.16.

                   Employee Plans and Contracts

1.   1991 Employee Stock Option Plan

2.   1993 Non-Employee Directors Stock Option Plan

                  DISCLOSURE SCHEDULE SECTION 3.15

                            Litigation

MetroVision has received notice from NASDAQ that it is not in compliance with NASDAQ's listings requirements. MetroVision has a meeting schedule with NASDAQ for May 14, 1996.
DISCLOSURE SCHEDULE SECTION 3.17.

                           Trade Names

MetroVision has registered its trademarks, "Commuter Channel" and "Flight Channel" with the United States Patent and Trademark Office covering the broadcast of video transmissions in the mass transit and air travel industries, respectively. The term of these registrations is 20 years (expiring in 2010).
   DISCLOSURE SCHEDULE SECTION 3.20.

                      Disclosed liabilities

1.   Dispute between MetroVision and Massachusetts Bay Transit
Authority (MBTA) concerning accounts receivable in the amount of $32,250 and accounts payable in the amount of $25,886.

2. MetroVision is in default of principal pay back of the loan with Nations Bank of Georgia in the amount of $76,000.