Form 10QSB
period 1996-06-30
METROVISION OF NORTH AMERICA INC
filed 1996-08-14
CIK 880581

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington,  D.C.  20549



FORM 10-QSB





[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Period Ended June 30, 1996

or



[   ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _________________ to
_________________

Commission file number 0-19685



METROVISION OF NORTH AMERICA, INC.

(Exact name of registrant as specified in its charter)



New York 	 	16-1276525

(State or other jurisdiction of   	 	(I.R.S. Employer
Identification No.)

incorporation or organization)

424 Madison Avenue New York, New York 	 	 10017

    (Address of principal executive offices) 	 	 (Zip Code)

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



Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the
court.  Yes        No ___

Applicable Only to Corporate Issuers



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.



Common Stock, $.001 Par Value - 6,987,846 shares as of August
12, 1996.



METROVISION OF NORTH AMERICA, INC.







INDEX





	PAGE





Part  I.  Financial Information



Item 1. Condensed Consolidated Financial Statements (Unaudited)



	Condensed consolidated balance sheets  -  December 31, 1995 and

	June 30, 1996                                          		1



  	Condensed consolidated statements of operations -

	Three months ended June 30, 1995 and 1996

	Six months ended June 30, 1995 and 1996		2



	Condensed consolidated statements of cash flows -

	Six months ended June 30, 1995 and 1996						3



	Notes to condensed consolidated financial statements - June 30,
1996		4





Item 2. Management's Discussion and Analysis of Financial
Condition and Results

	of Operations               		5





Part  II.    Other Information





Item 6.	      Exhibits and reports on form 8-K						   9










Signatures											  10
PART I - FINANCIAL INFORMATION

METROVISION OF NORTH AMERICA, INC.



CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 		June 30,

	1995 		1996

	 	(Note) 		(Unaudited)

ASSETS



CURRENT ASSETS

	Cash and cash equivalents 	$97,125 		$2,092

	Accounts receivable, net of allowance of  $7,362 at June 30,
1996 	441,955 		272,964

	Prepaid expenses 	45,415 		9,981

TOTAL CURRENT ASSETS 	584,495 		285,037



OPERATING EQUIPMENT

	Installations and equipment 	3,550,257 		3,557,093

  	Installations-in-process 	221,416 		196,416

  	Equipment and fixtures 	195,378 	 	197,953

	3,967,051 		3,951,462

	Less:  accumulated depreciation 	(2,223,742) 		(2,403,352)

	1,743,309 		1,548,110



OTHER ASSETS 	10,846 		10,187

PREPAID SOFTWARE LICENSE 	36,000 		18,000

CONTRACT RIGHTS 	257,761 		157,761

	$2,632,411 		$2,019,095

LIABILITIES and STOCKHOLDERS' EQUITY



CURRENT LIABILITIES

	Accounts payable-trade 	$182,545 		$175,574

	Accrued salaries and commissions 	133,284 		138,928

     Deferred Income 	286,547 		143,062

	Other accrued expenses 	66,905 		79,824

	Current portion of notes payable  	96,000 		76,000

TOTAL CURRENT LIABILITIES 	765,281 		613,388



PREFERRED STOCK, 5% SERIES A 	649 		649

COMMON STOCKHOLDERS' EQUITY

	 Common stock, Class A 	6,987 		6,987

	Capital in excess of par value 	13,385,979 		13,385,979

	Retained deficit 	(11,526,485) 		(11,987,908)

TOTAL COMMON STOCKHOLDERS' EQUITY 	1,866,481 		1,405,058

	$2,632,411 		$2,019,095



Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial
statements.   See notes to condensed consolidated financial
statements.
METROVISION OF NORTH AMERICA, INC.



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended   				Six months ended   		ths Ended

	June 30 				June 30 		ber 30

	 1995  	 	 1996 		1995 		1996

GROSS REVENUES 	$442,617 		$318,350 		$877,874 		$530,603

Less:  agency commissions 	(19,521) 		(10,137) 		(37,499)
	(12,874)

NET REVENUES 	423,096 		308,213 		840,375 		517,729



OPERATING COSTS AND EXPENSES

	Cost of sales 	165,131 		121,569 		410,303 		223,388

	Selling, general, and administrative 	216,377 		194,108
		521,307 		429,318

	381,508 		315,677 		931,610 		652,706

OPERATING INCOME (LOSS) BEFORE DEPRECIATION,


    DEPRECIATION AND AMORTIZATION 	41,588 		(7,464) 		(91,235)
		(134,977)



	Depreciation and amortization 	161,500 		161,500 		323,000
		323,000

		LOSS FROM OPERATIONS 	(119,912) 		(168,964) 		(414,235)
	(457,977)



	Interest income 	2,477 		243 		4,974 		292

	Interest expense 	(1,890) 		(1,861) 		(4,037) 	 	(3,738)

NET LOSS 	(119,325) 		(170,582) 		(413,298) 	 	(461,423)



Less:  Preferred stock dividend requirements 	45,793 	0 	45,041
		91,586 		90,082

NET LOSS APPLICABLE TO COMMON STOCK 	$(165,118) 		$(215,623)
		$(504,884) 		$(551,505)



NET LOSS PER COMMON SHARE 	$(0.03) 		$(0.03) 		$(0.09)
	$(0.09)



WEIGHTED AVERAGE NUMBER OF SHARES 	5,814,457 		6,502,850
		5,802,472 	 	6,342,660

METROVISION OF NORTH AMERICA, INC.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)

	    Six months ended 		ended

	June 30

	1995 		1996

OPERATING ACTIVITIES

		Net loss 	$(413,298) 		$(461,423)

	Adjustments to reconcile net loss to net cash used in operating activities:

		Provision for depreciation and amortization 	323,000 		323,000

        Loss on sale of equipment 	0 		611

		Changes in operating assets and liabilities:

		Decrease in accounts receivable (net) 	14,280 		168,991

		(Increase) Decrease in prepaid expenses and other assets
	(6,808) 		36,093

		Decrease on accounts payable and other accrued expenses
	(22,349) 		(131,893)

	NET CASH USED IN OPERATING ACTIVITIES 	(105,175) 	 	(64,621)



INVESTING ACTIVITIES

  	Capital expenditures for operating equipment 	(13,865)
	(12,912)

     Proceeds from sale of equipment 	0 		2,500

  	NET CASH USED IN INVESTING ACTIVITIES 	(13,865) 	 	(10,412)



FINANCING ACTIVITIES

	Principal payments on notes to former stockholders 	0
		(20,000)

 	NET CASH  USED IN  FINANCING ACTIVITIES 	0 	 	(20,000)

	(119,040) 		(95,033)

Cash and cash equivalents at beginning of period 	400,716
	97,125

CASH AND CASH EQUIVALENTS AT END OF PERIOD 	$281,676 	 	$2,092

METROVISION OF NORTH AMERICA, INC.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)



June 30, 1996





NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.



NOTE B--SUBSEQUENT EVENT

On July 10, 1996, certain officers and directors loaned the Company $25,000 at 10% interest per annum with principal and accrued interest due no later than November 1, 1996. In connection with this borrowing the Company issued to the lenders warrants to purchase 69,000 shares of common stock at an exercise price of $.15 per share.
METROVISION OF NORTH AMERICA, INC.



Six Months Ended June 30, 1996



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Results of Operations



June 30, 1995 Compared to June 30, 1996





	Gross Revenues. For the six months ended June 30, 1996, gross revenues decreased by $347,271 to $530,603 as compared to $877,874 for the six months ended June 30, 1995. For the three months ended June 30, 1996 gross revenues decreased by $124,267 to $318,350 as compared to $442,617 for the three months ended
June 30, 1995. The decrease is attributable to a decrease in system sales of $212,248 and a decrease in advertising and news service revenues of $135,023 for the six months ended June 30, 1996. The decrease in ad revenues reflects the Company's increased emphasis on higher margin system sales. System sales for the period were adversely affected by harsh weather conditions which delayed the installation of the New Jersey
Transit System project during the first three months of 1996.
System sales involves the sale of complete, installed video systems to the secondary transit market.



	Agency Commissions. Agency commissions consist of the fees charged by advertising agencies against the value of the advertising contracts billed to their clients by the Company.
These commissions generally are 15% of gross revenues. For the six months ended June 30, 1996, agency commissions totaled
$12,874 which is $24,625 less than the agency commissions for the six months ended June 30, 1995. For the three months ended June 30, 1996, agency commissions totaled $10,137 which is $9,384 less than the agency commissions for the three months ended June 30, 1995. The decrease is primarily the result of the decrease in gross advertising revenue.



	Net Revenues. Net revenues are equal to gross revenues after deducting advertising agency commissions. Net revenues for the six months ended June 30, 1996 were $517,729, a decrease of $322,646 or 38% from net revenues of $840,375 for the six months ended June 30, 1995. Net revenues for the three months ended
June 30, 1996 were $308,123 a decrease of $114,883 or 27% from net revenues of $423,096 for the three months ended June 30, 1995. The decrease in net revenues is associated with the decrease in advertising and system sales revenues.



	Cost of Sales. Cost of sales consists primarily of commissions paid to installed transit systems, the cost of system installations, maintenance costs, and software licensing fees.
Commissions to installed transit systems are based on a percentage of revenues. Maintenance costs are directly related to increases in the number of installed television monitors and computers. Cost of sales for the six months ended June 30, 1996 was $223,388 a decrease of $186,915 or 46% from $410,303 for the six months ended June 30, 1995. Cost of sales for the three months ended June 30, 1996 were $121,569 a decrease of $43,562 or 26% from $165,131 for the three months ended June 30, 1995.
The decrease is directly associated with the decrease in system sales revenues.



	Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1996 were $429,318, a decrease of $91,989 or 18% from $521,307 for the six months ended June 30, 1995. Selling, general and administrative expenses for the three months ended June 30, 1996 were $194,108, a decrease of $22,269 or 10% from $216,377 for the three months ended June 30, 1995. The decrease is primarily attributable to a decrease in salaries, wages and related employee costs resulting from reductions in sales, marketing and operations employees.



	Interest Income. For the six months ended June 30, 1996, interest income totaled $292 as compared to $4,974 for the same period in 1995. For the three months ended June 30, 1996, interest income totaled $243 as compared to $2,477 for the same period in 1995. The decrease in interest income is the result of
a smaller cash balance earning interest in 1996.
Liquidity and Sources of
 Capital



	At June 30, 1996, the Company had negative working capital of $328,351.



	Cash decreased $95,033 from December 31, 1995 to $2,092 at June 30, 1996. The net decrease is the result of cash being expended for operating purposes and the repayment of amounts due to a former shareholder. Accounts receivable, net of allowance for doubtful accounts, decreased $168,991 to $272,964 at June 30, 1996. The decrease is the result of the collection of account balances and lower gross revenues. Accrued salaries and commissions increased $5,644 from $133,284 at December 31, 1995 to $138,928 at June 30, 1996. The increase is the result of the timing of certain cash payments to sponsors for accrued commissions. Deferred income decreased $143,485 to $143,062 at June 30, 1996 from $286,547 at December 31, 1995. This decrease is based on the percentage complete to date and the result of recording revenue against advance billings on system sales to the transit authorities in accordance with their budgetary and funding requests. The retained deficit increased $461,423 from $11,526,485 at December 31, 1995 to $11,987,908 at June 30,
1996. The increase is the result of the net loss for the period ending June 30, 1996.



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



	MetroVision contemplates holding a shareholder meeting for the purpose of soliciting shareholder approval of the proposed York
Hannover merger, change of name and reverse stock split. In addition, the shareholders will be asked to approve an increase in authorized shares of common stock and the amendment of the Company's 1991 Stock Option Plan and 1993 Non-Employee
Directors' Stock Option Plan. Although, not subject to shareholder approval, the Company intends to offer the holders of its 648,535 shares of Series A 5% Preferred Stock an aggregate of 800,000 shares of common stock (after giving effect to the aforementioned reverse split) in exchange for such Preferred Stock and forgiveness of all accrued dividends on such Preferred Stock (approximately $600,000).



	On May 22, 1996, the Company's Common Stock was de-listed from the NASDAQ Small Cap Market for failure to comply with certain listing requirements.



	The Company is continuously engaged in discussions regarding the sale of new installations. The Company has an agreement amounting to approximately $2.9 million with New Jersey Transit to install and maintain approximately 50 transit stations of which $954,000 has been received to date.



	On July 10, 1996 certain officers and directors loaned the Company $25,000 at 10% interest per annum with principal and accrued interest due no later than November 1, 1996. In connection with this borrowing the Company issued to the lenders warrants to purchase 69,000 shares of common stock at an exercise price of $.15 per share.



	The Company's independent auditors have included an explanatory paragraph in their report on the 1995 consolidated financial statements stating that recurring losses, resulting in negative cash flows, raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates that losses will continue until the Company generates sufficient advertising, system sale or other revenues to offset its operating costs. The Company believes that generation of that level of revenues is dependent upon, among other things (i) expanding its network through sales of complete systems to transit authorities and airports seeking to comply with the Americans with Disabilities Act, (ii) the Company's ability to contract with select alternative/transit media sales organizations in order to significantly increase the sale of advertising on its network and (iii) the completion of the Company's proposed merger with York Hannover or alternative strategic corporate and marketing alliances. There can be no assurance, however, that the Company will be able to generate significantly increased revenues or ever achieve profitable operations.



	The Company is not currently generating sufficient cash flow to fund its operations and is dependent on the contract with New
Jersey Transit or other financing in order to sustain its operations. Although there can be no assurance, the Company believes that, based on currently proposed plans and assumptions relating to its operations, the contract with New Jersey
Transit together with projected cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for 1996. In the event the Company's plans change or its assumptions change or prove inaccurate or projected cash flows prove to be insufficient to fund operations, the Company would be required to seek additional financing. Except for the loans from certain officers and directors discussed above the Company has no current arrangements with respect to or sources of additional financing, and there can be no assurance that financing will be available to the Company on commercially reasonable terms, if at all. Any inability to obtain additional financing could have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

PART II - OTHER INFORMATION

METROVISION OF NORTH AMERICA, INC.









Item 6. EXHIBITS AND REPORTS ON FORM 8-K



	(a) No reports on Form 8-K were filed during the six months ended June 30, 1996.
METROVISION OF NORTH AMERICA, INC.





SIGNATURES









     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.









		METROVISION OF NORTH AMERICA, INC.

		(Registrant)





Date:  August 12, 1996       		/s/ Robert F. Hussey

		Robert F. Hussey, President

		(Duly authorized officer)





Date:  August 12, 1996 		/s/ David M. Fancher

		David M. Fancher

		Chief Financial Officer and Secretary (Principal Financial &
Accounting Officer)

		(Principal Financial & Accounting Officer)

METROVISION OF NORTH AMERICA, INC.





SIGNATURES









     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.









		METROVISION OF NORTH AMERICA, INC.

		(Registrant)





Date:  August 12, 1996

		Robert F. Hussey, President

		(Duly authorized officer)





Date: August 12, 1996

		David M. Fancher

		Chief Financial Officer and Secretary (Principal Financial &
Accounting Officer)

		(Principal Financial & Accounting Officer)







See notes to condensed consilidate financial statements.

See notes to condensed consilidate financial statements.



See notes to condensed consolidated financial statements.

See notes to condensed consolidated financial statements.