Form 10QSB
period 1996-09-30
METROVISION OF NORTH AMERICA INC
filed 1996-11-14
CIK 880581

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington,  D.C.  20549



FORM 10-QSB





[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Period Ended September 30, 1996

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



Common Stock, $.001 Par Value - 7,241,664  shares as of November
11, 1996.



METROVISION OF NORTH AMERICA, INC.







INDEX





	PAGE





Part  I.  Financial Information



Item 1. Condensed Consolidated Financial Statements (Unaudited)



	Condensed consolidated balance sheets  -  December 31, 1995 and

	September 30, 1996                                         		1



  	Condensed consolidated statements of operations -

	Three months ended September 30, 1995 and 1996;

	Nine months ended  September 30, 1995 and 1996		2



	Condensed consolidated statements of cash flows -

	Nine months ended September 30, 1995 and 1996					3



	Notes to condensed consolidated financial statements -
September 30, 1996		4





Item 2. Management's Discussion and Analysis of Financial
Condition and Results

	of Operations               		5





Part  II.    Other Information





Item 6.  Exhibits and Reports on Form 8-K  						  9







Signatures										    	 11
PART I - FINANCIAL INFORMATION

METROVISION OF NORTH AMERICA, INC.



CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,  		September 30,

	1995 		1996

	 	(Note) 		(Unaudited)

ASSETS



CURRENT ASSETS

	Cash and cash equivalents 	$97,125 		$0

	Accounts receivable, net of allowances 	441,955 		167,088

	Prepaid expenses 	45,415 		4,303

TOTAL CURRENT ASSETS 	584,495 		171,391



OPERATING EQUIPMENT

	Installations and equipment 	3,550,257 		3,259,467

  	Installations-in-process 	221,416 		46,416

  	Equipment and fixtures 	195,378 		197,953

	3,967,051 		3,503,836

	Less:  accumulated depreciation 	(2,223,742) 		(2,469,353)

	1,743,309 		1,034,483



OTHER ASSETS 	10,846 		13,600

PREPAID SOFTWARE LICENSE 	36,000 		9,000

CONTRACT RIGHTS 	257,761 		0

	$2,632,411 		$1,228,474

LIABILITIES and STOCKHOLDERS' EQUITY



CURRENT LIABILITIES

	Accounts payable-trade 	$182,545 		$137,027

	Accrued salaries and commissions 	133,284 		149,154

	Deferred Income 	286,547 		132,807

    Accrued expenses 	66,905 		40,698

	Current portion of notes payable to stockholders 	96,000
		76,000

    Loans to Officers and Directors 	0 		59,506

TOTAL CURRENT LIABILITIES 	765,281 		595,192



PREFERRED STOCK, 5% SERIES A 	649 		649

COMMON STOCKHOLDERS' EQUITY

	 Common stock, Class A 	6,987 		6,987

	Capital in excess of par value 	13,385,979 		13,385,979

	Retained deficit 	(11,526,485) 		(12,760,333)

TOTAL COMMON STOCKHOLDERS' EQUITY 	1,866,481 		632,633

	$2,632,411 		$1,228,474

METROVISION OF NORTH AMERICA, INC.



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended 		Ended 		Nine Months Ended   		ths Ended

	September 30   		ber 30 		September 30 		ber 30

	1995 		1996 		1995 		1996

GROSS REVENUES 	$242,111 		$172,591 		$1,119,985 		$703,194

Less:  agency commissions 	(19,685) 		(6,163) 		(57,184)
	(19,037)

NET REVENUES 	222,426 		166,428 		1,062,801 		684,157



OPERATING COSTS AND EXPENSES

	Cost of sales 	75,307 		62,356 		485,610 		285,744

	Selling, general, and administrative 	252,461 		187,723
		773,768 		617,041

	327,768 		250,079 		1,259,378 	 	902,785

OPERATING LOSS BEFORE DEPRECIATION

	AND AMORTIZATION 	(105,342) 		(83,651) 		(196,577) 		(218,628)



	Depreciation and amortization 	161,500 		75,000 		484,500
		398,000

     Write Down of Contract Rights             and Installation
Assets      Assets  Asse    	0 		607,761 		0 		607,761

		LOSS FROM OPERATIONS 	(266,842) 		(766,412) 		(681,077)
		(1,224,389)



	Interest income 	935 		222 		5,909 		514

	 Interest expense  	(1,981) 	 	(6,235) 	 	(6,018) 	 	(9,973)

NET LOSS 	(267,888) 		(772,425) 		(681,186) 	 	(1,233,848)





Less:  Preferred stock dividend requirements 	45,793 		45,041
		137,379 		135,123

NET LOSS APPLICABLE TO COMMON STOCK 	$(313,681) 		$(817,466)
		$(818,565) 		$(1,368,971)



NET LOSS PER COMMON SHARE 	$(0.05) 		$(0.13) 		$(0.14)
	$(0.22)



WEIGHTED AVERAGE NUMBER OF SHARES 	6,073,829 		6,194,965
		5,964,440 	 	6,299,083

METROVISION OF NORTH AMERICA, INC.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(Unaudited)

	    Nine Months Ended

	        September 30,

	1995 		1996

OPERATING ACTIVITIES

		Net loss 	$(681,186) 		$(1,233,848)

	Adjustments to reconcile net loss to net cash used in operating activities:

		Provision for depreciation and amortization 	484,500 		398,000

        Write down of contract rights and installation assets 	0
		607,761

        Loss on sale of equipment 	0 		611

		Changes in operating assets and liabilities:

		(Increase)/decrease in accounts receivable (net) 	(300,124)
		274,867

		Decrease in prepaid expenses and other assets 	7,604 		38,358

		Increase/(decrease) in accounts payable and other accrued
expenses 	210,714 		(209,595)

	NET CASH USED IN OPERATING ACTIVITIES 	(278,492) 		(123,846)



INVESTING ACTIVITIES

  	Capital expenditures for operating equipment 	(84,640)
		(15,285)

      Proceeds from sale of equipment 	0 		2,500

  	NET CASH USED IN INVESTING ACTIVITIES 	(84,640) 		(12,785)



FINANCING ACTIVITIES

     Payments of Dividends 	(7,803) 		0

     Proceeds from loans to officers and directors 	 		70,000

     Principal payments on loans to officers and directors 	0
	(10,494)

     Principal payments on notes to former stockholders 	0
		(20,000)

 	NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES 	(7,803)
		39,506

	(370,935) 		(97,125)

Cash and cash equivalents at beginning of period 	400,716
		97,125

CASH AND CASH EQUIVALENTS AT END OF PERIOD 	$29,781 		$0

METROVISION OF NORTH AMERICA, INC.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)



September 30, 1996



NOTE A--BASIS OF PRESENTATION



The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.





NOTE B--SUBSEQUENT EVENTS



On November 6, 1996, the Company received net proceeds of approximately $51,000 as a result of the exercise of outstanding redeemable common stock purchase warrants. In connection with the exercise of these warrants the company issued a total of 253,965 shares of it's common stock.



On October 23, 1996, an action was filed seeking a judgement against the company regarding a past due note of approximately
$76,000 plus accrued interest and attorney fees. The Company is currently attempting to negotiate a settlement with the noteholder.





NOTE C--RELATED PARTY TRANSACTIONS



On July 10, 1996 certain officers and directors loaned the Company $25,000 at 10% interest per annum with principal and accrued interest due no later than November 1, 1996. In connection with this borrowing the Company issued to the lenders warrants to purchase 69,000 shares of common stock at an exercise price of $.15625 per share. As of November 13, 1996, the Company has not repaid these loans.



In September, 1996, certain officers and directors loaned the Company $45,000 at 10% interest per annum with principal and accrued interest due no later than December 1, 1996. In connection with this borrowing the Company issued to the lenders warrants to purchase 132,200 shares of common stock at an exercise price of $.20 per share.











NOTE D--ASSET IMPAIRMENT



In the third quarter of 1996, the Company recorded a charge of $607,761 to reduce the carrying value of certain purchased contract rights, and installation equipment for the New York area airports and The Massachusetts Bay Transit Authority ("MBTA") project to their net realizable value. Pursuant to the notification by the Port Authority of it's intent to terminate the New York area airport contract and the Company's decision to halt construction of the MBTA installation related to litigation and the inability to generate significant revenues, the Company has recorded a charge to recognize the impairment in the value of these long lived assets.

METROVISION OF NORTH AMERICA, INC.



Nine Months Ended September 30, 1996



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Results of Operations



September 30, 1996 Compared to September 30, 1995





	Gross Revenues. For the nine months ended September 30, 1996, gross revenues decreased $416,791 or 37.2% to $703,194 as compared to $1,119,985 for the same period in 1995. For the three months ended September 30, 1996 gross revenues decreased by $69,520 or 28.7% to $169,622, as compared to $242,111 for the three month period ended September 30, 1995. The decrease in the first nine months is attributable to a decrease in system sales of $187,972 and advertising and news service revenues of $228,819. The decrease in ad revenues reflects the Company's increased emphasis on system sales. System sales for the nine months ended September 30, 1996 were adversely affected by harsh weather conditions which delayed the installation of the New
Jersey Transit project during the first three months of 1996 and the lack of additional system installation contracts. System sales involves the sale of complete, installed video system to the transit market.



	Agency Commissions. Agency commissions consist of the fees charged by advertising agencies against the value of the advertising contracts billed to their clients by the Company.
These commissions generally are 15% of gross revenues. For the nine months ended September 30, 1996, agency commissions totaled $19,037 which is a decrease of $38,147 or 66.7% from agency commissions for the nine months ended September 30, 1995. For the three months ended September 30, 1996, agency commissions totaled $6,163 which is $13,522 or 68.7% less than the agency commissions for the three months ended September 30, 1995. The decrease is attributable to the amount of advertising contracts being obtained through advertising agencies and the decrease in advertising revenue.



	Net Revenues. Net revenues are equal to gross revenues after deducting advertising agency commissions. Net revenues for the nine months ended September 30, 1996 were $684,157, a decrease of $378,644 from net revenues of $1,062,801 for the nine months ended September 30, 1995. Net revenues for the three months ended September 30, 1996 were $166,428 a decrease of $55,998 from net revenues of $222,426 for the three months ended
September 30, 1995. The decrease is consistent with the decrease in system sales and advertising revenues.



	Cost of Sales. Cost of sales consists primarily of commissions paid to installed transit systems, the cost of system installations, maintenance costs, and software licensing fees.
Commissions to installed transit systems are based on a percentage of revenues. Maintenance costs are directly related to increases in the number of installed television monitors and computers. Cost of sales, for the nine months ended September
30, 1996 were $285,744, a decrease of $199,866 or 41.2% from
$485,610 for the nine months ended September 30, 1995. Cost of sales for the three months ended September 30, 1996 were $62,356 a decrease of $12,951 or 17.2% from $75,307 for the three months ended September 30, 1995. The decrease is consistent with the decline in system sales revenues related to the installation of the video cable network in certain New Jersey Transit terminals.



	Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September
30, 1996 were $617,041, as compared to $773,768 for the nine
months ended September 30, 1995.   Selling, general and
administrative expenses for the three months ended September 30, 1996 were $187,723 a decrease of $64,738 or 25.6% for the three months ended September 30, 1995. The decrease is primarily attributable to a decrease in salaries, wages, and related employee costs resulting from reductions in sales, marketing and operations employees.



	Interest Income. For the nine months ended September 30, 1996, interest income totaled $514 as compared to $5,909 for the same period in 1995. For the three months ended September 30, 1996, interest income totaled $222 as compared to $935 for 1995. The decrease for both periods is the result of a smaller cash balance earning interest in 1996.



	Depreciation and Amortization.   Depreciation and amortization
expense for the nine months ended September 30, 1996 was $398,000 a decrease of $86,500 or 17.9% from $484,500 for the nine months ended September 30, 1995. This decrease in depreciation and amortization expense is directly related to the write down of certain contract rights and installation assets.



	Write Down of Contract Rights and Installation Assets.   The
Company recorded a charge of $607,761 to reduce the carrying value of certain purchased contract rights, and installation equipment for the New York area airports and The Massachusetts
Bay Transit Authority ("MBTA") to their net realizable value. Pursuant to the notification by the Port Authority of it's intent to terminate the contract and the Company's decision to halt construction of the MBTA installation related to litigation and the inability to generate significant revenues, the Company has recorded a charge to recognize the impairment in the value of long lived assets.

Liquidity and Sources of Capital



	At September 30, 1996, the Company had negative working capital of $423,801 which is primarily the result of a reduction in the cash balance, accounts receivable, prepaid expenses and increases in accrued salaries and loans due to officers and directors offset by a decrease in accounts payable and deferred income.



	Cash decreased $97,125 from December 31, 1995 to $0. The net decrease is the result of cash being expended for operating purposes and the repayment of notes to former stockholders offset by proceeds of loans from certain officers and directors.
 Accounts receivable, net of allowance for doubtful accounts, decreased $274,867 to $167,088 at September 30, 1996. The decrease is primarily the result of the collection of account balances and lower gross revenues. Accrued salaries and commissions increased $15,870 from $133,284 at December 31, 1995 to $149,154 at September 30, 1996. The increase is the result of the timing of certain cash payments to sponsors for accrued commissions. Deferred income decreased $153,740 to $132,807 at September 30, 1996 from $286,547 at December 31, 1995. The decrease is primarily the result of recording revenue against advance billings on system sales to the New Jersey Transit
Authority in accordance with their budgetary and funding requests. The retained deficit increased $1,233,848 from $11,526,485 at December 31, 1995 to $12,760,333 at September 30,
1996. The increase is the result of the net loss for the period ending September 30, 1996.



	On May 10, 1996, the Company, York Hannover Pharmaceuticals, Inc. ("York Hannover") and Stockbridge Investment Partners Inc. ("Stockbridge") entered into an Agreement and Plan of Merger
(the "Merger Agreement") for the merger of York Hannover, a wholly owned subsidiary of Stockbridge, with and into the Company. Under the Merger Agreement, MetroVision would issue shares of its common stock to Stockbridge equal to approximately
72.5 percent of its total shares outstanding on a post merger basis, after giving effect to a 4.6 for 1 reverse split of MetroVision common stock. The Company's name would be changed to "York Hannover Health Care, Inc." On November 7, 1996, the Company filed a preliminary registration statement on Form S-4 to among other things register 4,000,000 shares of Common Stock in connection with the merger.



	On May 22, 1996, the Company's Common Stock was de-listed from the NASDAQ Small Cap Market for failure to comply with certain listing requirements.



	On July 10, 1996 certain officers and directors loaned MetroVision $25,000 at 10% interest per annum with principal and accrued interest due no later than November 1, 1996. In connection with this borrowing MetroVision issued to the lenders warrants to purchase 69,000 shares of common stock at an exercise price of $.15625 per share. As of November 13, 1996 the Company has not repaid these loans.



	In September, 1996, certain officers and directors loaned MetroVision an additional $45,000 at 10% interest per annum with principal and interest due no later than December 1, 1996. In connection with this loan, MetroVision issued to the lenders warrants to purchase 133,200 shares of common stock at an exercise price of $.20 per share.





	On October 23, 1996, an action was filed seeking a judgement against the company regarding a past due note of approximately
$76,000 plus accrued interest and attorney fees. The Company is currently attempting to negotiate a settlement with the noteholder.



	On November 6, 1996, the Company received net proceeds of approximately $51,000 as a result of the exercise of outstanding redeemable common stock purchase warrants.



	The Company is continuously engaged in discussions regarding the sale of new installations. The Company has an agreement amounting to approximately $2.9 million with New Jersey Transit to install and maintain approximately 50 transit stations of which $954,000 has been received to date.



	MetroVision's independent auditors have included an explanatory paragraph in their report on the 1995 consolidated financial statements stating that recurring losses, resulting in negative cash flows, raise substantial doubt about MetroVision's ability to continue as a going concern. MetroVision anticipates that losses will continue until MetroVision generates sufficient advertising, system sale or other revenues to offset its operating costs. MetroVision believes that generation of that level of revenues is dependent upon, among other things (i) expanding its network through sales of complete systems to transit authorities seeking to comply with the ADA, (ii)
MetroVision's ability to contract and select alternative/transit media sales organizations in order to significantly increase the sale of advertising on its network and (iii) the completion of MetroVision's proposed merger with York Hannover or alternative strategic corporate and marketing alliances. There can be no assurance, however, that MetroVision will be able to generate significantly increased revenues or ever achieve profitable operations.



	MetroVision is not currently generating sufficient cash flow to fund its operations and is dependent on the contract with New
Jersey Transit or other financing in order to sustain its operations. Although there can be no assurance, MetroVision believes that, based on currently proposed plans and assumptions relating to its operations, the contract with New Jersey
Transit, the rescent receipt of approximately $51,000 from the exercise of common stock purchase warrants together with projected cash flow from operations, will be sufficient to satisfy MetroVision's contemplated cash requirements for 1996.
In the event MetroVision's plans change or its assumptions change or prove inaccurate or projected cash flows prove to be insufficient to fund operations, MetroVision would be required to seek additional financing. Except for the loans from certain officers and directors discussed above, MetroVision has no current arrangements with respect to or sources of additional financing, and there can be no assurance that financing will be available to MetroVision on commercially reasonable terms, if at all. Any inability to obtain additional financing could have a material adverse effect on MetroVision, including possibly requiring MetroVision to significantly curtail or cease its operations.

PART II - OTHER INFORMATION

METROVISION OF NORTH AMERICA, INC.









Item 6. EXHIBITS AND REPORTS ON FORM 8-K





	(a) No reports on Form 8-K were filed during the three months ended September 30, 1996.
METROVISION OF NORTH AMERICA, INC.





SIGNATURES









     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.









		METROVISION OF NORTH AMERICA, INC.

		(Registrant)





Date:  November 11, 1996 		/s/ Robert F. Hussey

		Robert F. Hussey, President

		(Duly authorized officer)





Date:  November 11, 1996 		/s/ David M. Fancher

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









		METROVISION OF NORTH AMERICA, INC.

		(Registrant)





Date:  November 11, 1996

		Robert F. Hussey, President

		(Duly authorized officer)





Date:  November 11, 1996

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