Form 10KSB
period 1996-12-31
METROVISION OF NORTH AMERICA INC
filed 1997-03-31
CIK 880581

METROVISION OF NORTH AMERICA, INC.





Consolidated Financial Statements



For The Years Ended December 31, 1996 and 1995



Together with Report of



Independent Public Accountants









REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of

MetroVision of North America, Inc.:



We have audited the accompanying consolidated balance sheet of METROVISION OF NORTH AMERICA, INC. (a New York corporation) as of December 31, 1996, and the related consolidated statement of operations, common stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of MetroVision of North America, Inc. as of December 31, 1995, were audited by other auditors whose report dated March 8, 1996, expressed an unqualified opinion on those statements, but included an explanatory paragraph referring to the Company's ability to continue as a going concern.



We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetroVision of North America, Inc. as of December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



						ARTHUR ANDERSEN LLP

Nashville, Tennessee

March 26, 1997



METROVISION OF NORTH AMERICA, INC.





CONSOLIDATED BALANCE SHEETS



DECEMBER 31, 1996 AND 1995





ASSETS 	1996 	1995



CURRENT ASSETS:

		Cash and cash equivalents 	$- 		$	97,125

	Accounts receivable, net of allowance of $66,332 in 1996 and
$42,480 in 1995 	 	283,454 	 	409,705

	Prepaid expenses 		6,328 		45,415

			Total current assets 		289,782 		552,245



OPERATING EQUIPMENT:

	Installations and equipment 		2,510,093 		3,550,257

	Installations-in-process 		- 		221,416

	Equipment and fixtures 		195,278 		195,378

 			2,705,371 		3,967,051

	Less accumulated depreciation 		(2,305,371) 		(2,223,742)

 		400,000 		1,743,309



OTHER ASSETS 		4,134 		10,846



PREPAID SOFTWARE LICENSE 	- 			36,000



CONTRACT RIGHTS 	- 			257,761

			Total assets 	$	693,916 	$	2,600,161



























(Continued)

METROVISION OF NORTH AMERICA, INC.





CONSOLIDATED BALANCE SHEETS



DECEMBER 31, 1996 AND 1995



(Continued)



LIABILITIES AND STOCKHOLDERS' EQUITY 	1996 	1995



CURRENT LIABILITIES:

		Accounts payable 	$	129,206 	$	182,545

	Accrued salaries and commissions 		178,909 		133,284

	Deferred income 		251,295 		254,297

	Other accrued expenses 		67,586 		66,905

	Notes payable including amounts due to stockholders 	 		129,256
	 96,000

			Total current liabilities 		756,252 		733,031



STOCKHOLDERS' EQUITY:

	Preferred stock, $.001 par value 2,000,000 shares authorized
		- 	 		-

		Preferred stock, 5% Series A $.001 par value, $5.56 redemption value, cumulative convertible 648,535 shares issued and
outstanding in 1996 and 1995 	   649 	   649

	Common stock, $.001 par value, 10,000,000 shares authorized, 7,241,664 and 6,987,846 shares issued and outstanding in 1996
and 1995, respectively 	   		7,241 	   6,987

	Capital in excess of par value 		13,436,519 		13,385,979

	Retained deficit 		(13,506,745) 		(11,526,485)

			Total stockholders' equity 		(62,336) 		1,867,130

			Total liabilities and stockholders' equity 	$	693,916
	$	2,600,161





















The accompanying notes are an integral part of these consolidated financial statements.

METROVISION OF NORTH AMERICA, INC.





CONSOLIDATED STATEMENTS OF OPERATIONS



FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995





 	1996 	1995



REVENUES:

	Gross revenues 	$	569,996 	$	1,001,797

	Installation revenues 		287,998 		700,184

	Less - agency commissions 		(21,583) 		(77,093)

			Net revenues 		836,411 		1,624,888



OPERATING COSTS AND EXPENSES:

	Cost of sales 		225,782 		306,482

	Cost of sales - installations 		137,103 		415,143

	Selling, general and administrative 		891,039 		988,021

	Depreciation and amortization 		533,247 		442,774

	Write down of contract rights and installation assets
1,018,666 	 250,000

 		2,805,837 		2,402,420



				Loss from operations 		(1,969,426) 		(777,532)



INTEREST INCOME 		626 		5,901

INTEREST EXPENSE 		(11,460) 		(7,990)

 		(10,834) 		(2,089)



			Net loss 		(1,980,260) 		(779,621)



LESS - PREFERRED STOCK DIVIDEND REQUIREMENTS 	 	(180,293)
	(182,813)



NET LOSS APPLICABLE TO COMMON STOCK 	 $	(2,160,553)
$	(962,434)



NET LOSS PER COMMON SHARE 		$	(.31) 		$	(.14)



WEIGHTED AVERAGE NUMBER OF SHARES 	 	7,027,324 	 	6,970,670





The accompanying notes are an integral part of these consolidated financial statements.

METROVISION OF NORTH AMERICA, INC.





CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY



FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995





  	 Preferred Stock 	 Common Stock 	Capital in Excess of Par
Value 	 Retained Deficit 	  Total



BALANCE, at December 31, 1994 	$	659 	$	6,947 		$13,382,576
		$(10,746,864) 		$2,643,318



	Issuance of 29,962 shares of $.001 par value, common stock 	 -
	 		30 	 	11,206 	 - 	 		11,236

	Conversion of 10,360 shares of preferred stock for 10,360
shares of common stock 	  	(10) 	  	10 	  - 	  - 	  			10

	Payment of cumulative dividends on preferred stock converted to
common stock 	  - 	  - 	  			(7,803) 	  - 	  		(7,803)

	Net loss 	- 	- 	- 					(779,621) 		(779,621)

BALANCE, at December 31, 1995 		649 		6,987 		13,385,979
		(11,526,485) 		1,867,130



	Conversion of 253,965 warrants for 253,965 shares of common
stock 	 - 	 		254 	 	50,540 	 - 	 		50,794

	Net loss 	- 	- 	- 					(1,980,260) 		(1,980,260)

BALANCE, at December 31, 1996 	$	649 	$	7,241 		$13,436,519
		$(13,506,745) 		$(62,336)





























The accompanying notes are an integral part of these consolidated financial statements.



METROVISION OF NORTH AMERICA, INC.





CONSOLIDATED STATEMENTS OF CASH FLOWS



FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



 	1996 	1995

CASH FLOWS FROM OPERATING ACTIVITIES:

	Net loss 	$	(1,980,260) 	$	(779,621)

	Adjustments to reconcile net loss to net cash used in operating activities:

			Provision for doubtful accounts 		16,282 		10,414

			Write down of contract rights and installation assets
	1,018,666 	250,000

			Value of advertising services exchanged for operating
equipment 	 - 	 (19,200)

			Provision for depreciation and amortization 		533,247
		442,774

			Loss on disposal of assets 		97,649 	-

			Amortization of consulting agreement 		- 		30,000

			Changes in operating assets and liabilities:

				Decrease (increase) in accounts receivable 		109,969
		(242,645)

				Decrease (increase) in prepaid expenses and other assets
45,799 	 (9,129)

				(Decrease) increase in accounts payable, deferred income and
other accrued expenses 	 	(10,035) 	 124,186

						Net cash used in operating activities 		(168,683)
		(193,221)



CASH FLOWS USED FOR INVESTING ACTIVITIES:

	Proceeds from disposal of assets 		3,300 		-

	Capital expenditures for operating equipment 		(15,792)
		(102,567)

						Net cash used in investing activities 		(12,492)
	(102,567)



CASH FLOWS FROM FINANCING ACTIVITIES:

	Proceeds from notes to stockholders 		70,000 	-

	Proceeds from exercise of warrants 		50,794 	-

		Principal payments on notes to stockholders 		(16,744) 	-

	Principal payments on notes payable 		(20,000) 	-

	Dividends paid to preferred stockholders on conversion 	-
		(7,803)

						Net cash provided by (used in) financing activities
		84,050 	 (7,803)



DECREASE IN CASH AND CASH EQUIVALENTS 		(97,125) 	(303,591)



CASH AND CASH EQUIVALENTS, beginning of year 		97,125 	400,716

CASH AND CASH EQUIVALENTS, end of year 	$- 		$	97,125



	Supplemental Disclosures of Cash Flow Information:

	Cash paid during the year for:

			Interest 	$	347 	$	7,927



Supplemental Noncash Operating Activities:

	Value of advertising services exchanged for primarily rental
space 	 $	39,085 	 $	46,000







The accompanying notes are an integral part of these consolidated financial statements.



METROVISION OF NORTH AMERICA, INC.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



DECEMBER 31, 1996 AND 1995







	1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



		Description of Business



		The Company owns and operates a video cable network for the mass transit industry, under contracts ranging from five to seven years, for the purpose of providing information and selling advertising. In addition, the Company installs, under contract, video equipment in certain mass transit locations.



		The Company operates in one business segment and has no foreign operations. Sales to the five largest customers represented 67% of gross revenues in both 1996 and 1995.
Certain customers accounted for more than 10% of gross revenues as follows: 1996: Dow Jones Telerate 13% and NJ Transit 32%;
and 1995:  New Jersey Transit 37% and ABC News 17%.



		The Company provides, at no charge to the transit authorities, free advertising time in each program cycle. Costs related to providing this time represent normal recurring expenses of operating the networks and are included in cost of sales.



		Principles of Consolidation



		The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Touchtel, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.



				Cash and Cash Equivalents



		For the purpose of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.



		System Contracts



			The Company has installed equipment in public mass transit systems pursuant to contractual agreements with applicable transit authorities. These agreements range from five to seven years, generally have renewal options, and expire at various dates through 2000. Some agreements are on a month to month basis. One agreement has a 30-day termination clause; whereby, if terminated, the transit authority must reimburse the Company for undepreciated costs incurred in the installation of the system. The contracts provide for payment to transit authorities in the form of commissions and certain of these contracts provide for minimum guaranteed commissions.



				Operating Equipment and Installations-in-Process



		Operating equipment is stated at cost or net realizable value, including materials, labor and installation overhead, and includes computers, monitors and enclosures which are being depreciated using a straight-line method over their estimated useful lives which range from four to seven years. For income tax purposes, depreciation is computed using methods prescribed by appropriate income tax regulations. Depreciation on installations-in-process commence when a site is fully installed. Maintenance and repairs are expensed as incurred.



		Contract Rights



		The Company acquired contracts to install and operate interactive video at major airports in the greater New York City area through the Company's acquisition of Touchtel, Inc. in 1992. During 1996, the Company wrote off the carrying value of these assets due to the Company's inability to fund the projects
(See Note 9).



		Revenue Recognition



		Advertising revenues are recognized after the related advertising has been broadcast over the network. Bartered revenues represent merchandise or services received in lieu of cash for advertising provided. Barter revenues are recognized when advertising is broadcast and merchandise or services are recorded when received or used. If merchandise or services are received prior to the advertising being broadcast, a liability is recorded. Revenue from installation contracts are recognized on the percentage-of-completion method based on costs incurred to date to the total estimated cost at completion.



		Deferred Income



		The Company records deferred income for amounts received in excess of costs and estimated earnings and for billings on system installations that have yet to be initiated. As work is completed on the installations, the Company recognizes revenue on the percentage-of-completion method.



		Income Taxes



		In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the Company establishes deferred tax liabilities and assets based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing rates.



		Net Loss Per Common Share



		Net loss per common share is computed based on the weighted average number of common and common equivalent shares assumed to
be outstanding the periods.	Common stock equivalents include
outstanding options, warrants and cumulative convertible preferred shares. Where anti-dilutive, cumulative convertible preferred shares, options and warrants have been excluded from the computations and net loss has been adjusted for imputed dividends on the convertible preferred stock (see Notes 7 and 12).



		Financial Instruments and Credit Risk



		The Company grants unsecured credit under standard credit terms. In addition, the Company exchanges advertising time for certain services. Advertising revenue is recorded at the fair value of services to be provided. Included in accounts receivable is approximately $37,397 and $18,000 of amounts due under these advertising trade agreements at December 31, 1996 and 1995, respectively. The Company maintains cash balances with a local financial institution which are secured by the Federal Deposit Insurance Corporation up to $100,000. The
Company had approximately $34,000 in uninsured balances at December 31, 1995. The Company maintains various financial instruments in the ordinary course of business. The carrying value of these financial instruments, which are cash and cash equivalents, accrued expenses and notes payable, approximate fair value. The fair value of notes payable is determined based on rates at which the Company could refinance the notes with a bank.



		Stock-Based Compensation



		In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages, but does not require, companies to record compensation expense for stock-based compensation at fair value. The Company adopted the disclosure requirements of SFAS No. 123 as of January 1, 1996, but did not change its method of accounting for stock-based compensation.

		Use of Estimates



		The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.



		Newly Issued Accounting Standard



				In February 1997, the FASB issued SFAS No. 128, "Earnings
Per Share," effective for periods ending after December 15,
1997.  SFAS No. 128 establishes standards for computing and
presenting earnings per share.  The Company does not expect
adoption thereof to have a material effect on the Company's
results of operations.



		Reclassifications



		Certain reclassifications of 1995 amounts have been made to conform with the 1996 presentation.





LIQUIDITY



		The Company's inability to generate significant revenues to finance operations has resulted in significant net losses and negative cash flows from operations as shown in the accompanying financial statements. These conditions have significantly weakened the Company's liquidity and financial position and raise substantial doubt about the Company's ability to continue as a going concern.



		The ability of the company to continue in existence depends upon whether the Company is able to enter into other strategic corporate or marketing alliances or significantly increase revenues through the contract sale of new system installations and/or new advertising contracts on its existing systems.



		As discussed in Note 10, the Company has entered into a merger agreement with York Hannover Pharmaceuticals, Inc. ("YHPI").
Management anticipates that the proposed merger, along with anticipated collections of outstanding accounts receivable, will allow the Company to satisfy its anticipated cash requirements for 1997. However, if the Company enters into significant additional network installation contracts, its currently proposed merger plans change or its assumptions regarding future cash flows prove to be inaccurate, the Company may be required to seek additional financing or sources of capital and explore other strategic opportunities, including bankruptcy protection.

		The Company has not identified any potential sources of debt
or equity 	financing and there can be no assurance that the
Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company. Furthermore, the results of these matters cannot be predicted, and there is no assurance, therefore, that the Company will continue in existence. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.





NOTES PAYABLE



			At December 31, 1996, the Company was in default on its outstanding borrowing arrangements. The Company's notes payable are summarized as follows:



 	December 31,



 	1996 	1995



Note payable to a bank, due August 1, 1994; interest payable monthly at an annual rate of 8%.  Refer to Note 11 for
settlement terms subsequent to December 31, 1996. 	   $	76,000
  $	76,000



Obligation payable to stockholder in monthly installments of
$5,000 at a rate of 10% through December 1994.  Paid in February
1996. 	   - 	   		20,000



Bridge loans from officers and directors, due November and
December, 1996; interest payable monthly at an annual rate of
10%. 	  	53,256 	                      -

 	$	129,256 	$	96,000







COMMITMENTS



		The Company leases certain of its office facilities and equipment under cancelable and noncancelable agreements expiring at various dates through 1997. During 1996 and 1995, the Company has satisfied its lease obligations through the trade of advertising time. Rental expense charged to operations was $93,904 and $93,113 for 1996 and 1995, respectively.

		Future minimum rental commitments for noncancelable operating leases expiring in 1997 are $25,466.



			The Company is not involved in any material legal proceedings that in the opinion of management would have a material effect on the Company's financial position or results of operations.





SOFTWARE LICENSE AGREEMENT



		The Company entered into a software license and support agreement with Target Vision for certain software utilized in its operations commencing on November 1, 1992 and terminating on December 31, 1996 at which time, pursuant to the terms of the agreement, the Company's software license became perpetual.
Concurrent with the execution of this agreement the Company paid a $150,000 license fee which was amortized over the term of the agreement. At December 31, 1996, the Company did not renew the support agreement with Target Vision and believes that the software can be supported through in-house resources. The
Company's video cable networks are completely dependent on the Target Vision software to operate properly. Therefore, should the Company be unable to properly support the software, the Company's financial position and results of operations may be significantly adversely affected.



		Fees paid under the Target Vision agreement aggregated $111,900 and $126,600 for 1996 and 1995, respectively, based upon the number of monitors in service at the rate of $1,200 per monitor, per year.





INCOME TAXES



	Prior to November 30, 1989, the Company operated under
Subchapter S of the Internal Revenue Code, and, consequently, was not subject to federal income taxes and certain state taxes.
 The Company had an accumulated loss of $2,446,683 as a Subchapter S Corporation.



	As of January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to

	differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.



	As of December 31, 1996 and 1995, the Company has cumulative operating loss carryforwards of approximately $9,930,000 and $9,020,000 respectively, for federal income tax purposes available to offset future taxable income through 2010. Due to a change in ownership as a result of the recapitalization in November 1993, the utilization of the pre-ownership change losses of approximately $6,400,000 are subject to a cumulative annual limitation of approximately $150,000.



	Deferred tax assets and liabilities are comprised of the following:



 	December 31,



 	1996 	1995



Deferred tax assets:

	Net operating loss carryforwards 	$   2,284,000 	$	2,042,000

	Reserves and accruals deducted for book purposes but not yet
available for tax purposes 	  	159,000 	  	151,000

	Contract rights and installations in process 		222,000
		123,000

	Covenants 	- 			5,000

 		2,665,000 		2,321,000

Valuation allowance 		(2,628,000) 		(2,072,000)

 		37,000 		249,000



Deferred tax liabilities:

	Depreciation and fixed asset write-offs 		45,000 		(135,000)

     Items included in taxable income but not for book purposes.
	 	(82,000) 	 	(114,000)

 		(37,000) 		(249,000)

 	$- 		$-





		Due to the Company's historical operating losses and anticipated future losses, it is not likely that the Company will generate sufficient taxable income in the future to realize the deferred tax assets. In accordance with SFAS No. 109, the Company has provided a valuation allowance at December 31, 1996 and 1995 to offset the deferred tax assets to the extent of the Company's deferred tax liabilities.

	The following summarizes the change in valuation allowance for the year ended December 31, 1996 and 1995:



 	 	1996 	1995



Valuation allowance at January 1 	 	$	2,072,000 	$	1,934,000

Valuation allowance at December 31 	 		2,628,000 		2,072,000

Increase in valuation allowance 	 	$	(556,000) 	$	(138,000)





	Because of the Company's net operating losses and valuation allowance recorded in 1996 and 1995, no provision for federal income taxes has been recognized in the Company's financial statements.





7.	STOCKHOLDERS' EQUITY



		The Company has authorized capital of 10,000,000 shares of $.001 par value common stock; 720,000 shares of $.001 par value
5% preferred stock; and 1,280,000 shares of $.001 par value preferred stock undesignated, as of December 31, 1994 and 1995, respectively; 648,535 of $.001 par value preferred stock; 5%
Series A at December 31, 1996 and 1995, and no shares issued of the $.001 par valued preferred stock, undesignated at December
31, 1996 and 1995.



		Preferred Stock



	Each share of the Company's 5% Series A preferred stock has a liquidation preference of $5.56 per share, plus accrued but unpaid dividends. The dividends were accumulated from the first anniversary of the Company's initial public offering on December
17, 1992. In 1995, 10,360 shares of the 5% Series A preferred stock were converted to an equal number of common shares. In connection with the conversion, cumulative dividends of $$7,803 were paid to the preferred stockholder. At December 31, 1996 and 1995, dividends in arrears on the 5% Series A preferred stock were approximately $722,000 or $.90 per share and $542,000 or $.84 per share, respectively. The stock is senior to all preferred and common stock and is convertible at the option of the holder at any time prior to redemption by the Company, subject to certain provisions at the rate of one share of preferred for one share of common stock. The holders are entitled to vote on a converted basis, together with the holders of the common stock in all matters in which holders of common stock are entitled to vote. This security is a common stock equivalent.

	Stock Warrants



		In connection with the Company's initial public offering in November 1991, the Company issued warrants to the underwriters
(as adjusted for anti-dilution provisions) to purchase up to 337,838 units (each unit consisting of one share of common stock at an exercise price of $.74 per unit and one warrant to purchase a share of stock at $1.48 as noted above). The exercise price of these warrants was equal to or greater than the fair market value of the common stock at the measurement date. On December 11, 1996, the Company reset the exercise price for these warrants to $.40 and extended the expiration date from December 17, 1996 to December 12, 1998. None of these warrants have been exercised.



			Also in connection with the November 1993 offering, as compensation for services, the underwriters were issued warrants to purchase 80,000 units at $6.00 per unit. Each unit consists of six shares of common stock and a warrant to purchase an additional share of stock for $.20. The warrants expire
November 2, 1998.  None of these warrants have been exercised.



		In connection with the issuance of bridge loans in 1993, the Company granted certain stockholders an additional 220,000 warrants to purchase one share of common stock at an exercise price of $2.00 (reset to $.83 upon secondary offering in November 1993) which was not less than the fair market value of the common stock at the date the warrants were issued. During
1996, 140,000 warrants expired.  The remaining warrants expire
September 1998.  None of these warrants have been exercised.



		As part of a secondary offering in November 1993, the Company sold 800,000 Class B Redeemable warrants each to purchase one share of .001 par value common stock at a price of $.20 with an exercise period from May 1994 until November 1996. Prior to expiration, a total of 260,115 of these warrants were exercised, including 253,965 warrants exercised during 1996.



		In connection with the issuance of bridge loans in 1996, the Company granted certain stockholders an additional 193,200 warrants to purchase one share of common stock at exercise prices ranging from $.15 to $.20 through 2001. The exercise price of these warrants was equal to or greater than the fair market value of the common stock at the measurement date. None of these warrants have been exercised.



	Stock Option Plans



	The Company's Stock Option Plan (the "Plan") provides for the grant of qualified and non-qualified stock options to employees, consultants, and directors of the Company to purchase in the aggregate up to 450,000 shares of common stock. Under the Plan, the Company's Stock Option Committee has complete discretion

	to establish the terms and conditions of each option, subject to the plan provisions. The options may be exercised over a specified period not in excess of ten years from the date of grant. As of December 31, 1996, non-qualified options have been granted to purchase 450,000 shares of common stock. None of these options have been exercised.



	Prior to 1996, the exercise price of options outstanding granted under the Plan was reduced to $.20. The price of $.20 per share was equal to the fair market value of the common stock at the date of the price reduction. Therefore, although a new measurement date was created for the outstanding options, no compensation expense was recognized.



	In May 1993, the Board of Directors approved the Company's Non-Employee Directors Stock Option Plan (the "Directors'
Plan").  The Directors' Plan provides for the grant of
non-qualified stock options to non-officer directors of the
Company to purchase in the aggregate up to 50,000 shares of
common stock.  	Options are granted under the Directors' Plan
according to a formula based upon attendance at

	Board of Directors meetings in addition to a minimum of 5,000 options per year. Options are granted with an exercise price equal to the fair market value on the date of grant and may be exercised over a period not in excess of ten years from the date of grant. None of these options have been exercised.



	Based on the number of options outstanding and the historical and expected future trends of factors affecting valuation of those options, management believes that any compensation cost under SFAS No. 123 attributable to options granted is immaterial.



	Options outstanding under the above plans are as follows:



 	Weighted Average Exercise Price 	  Number of Shares



Outstanding and exercisable at December 31, 1994 	$	.23
		354,998

Canceled during 1995 	0.2 		(32,998)

Granted during 1995 	0.2 		128,000

Outstanding and exercisable at December 31, 1995 	0.22 		450,000



Canceled during 1996 	0.2 		(27,000)

Granted during 1996 	0.19 		77,000

Outstanding and exercisable at December 31, 1996 	$	.22
		500,000





	As of December 31, 1996, outstanding options for 481,000 shares were exercisable at prices ranging from $.16 to $.74 with 50,000 options having a weighted average remaining contractual life of nine years and the remaining options having no expiration date.
All options have been granted with an exercise price equal to or greater than the fair market value of the common stock on the date of the grant.





	8.	RELATED PARTY TRANSACTIONS



	As discussed in Notes 3, 7 and 11, the Company has entered into various loan agreements with stockholders and directors of the Company. In connection with the loans, the Company has also issued warrants to the corresponding stockholders and directors.
 The market value of the common stock was equal to or less than the exercise price as stated in the warrants at the date of issuance.





9.	IMPAIRMENT OF LONG-LIVED ASSETS



	In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The statement imposes stricter criteria for long-lived assets and certain identifiable intangibles by requiring that such assets be probable for future recovery at each balance sheet date. The Company adopted SFAS No. 121 effective January 1, 1996. Subsequently, due to the triggering events discussed below, the Company has written down certain assets related to system equipment and contract rights.



	Prior to 1995, the Company acquired the rights to a contract to install and operate interactive video at major airports in the greater New York City area. Installation at the airports was halted as the Company has no funds available to continue the project. During 1996 and 1995, the Company wrote down the value of the contract rights and installations-in-process by $336,177 and $250,000, respectively, to their estimated net realizable value.



	In December 1996, due to ongoing disputes with the Massachusetts Bay Transit Authority ("MBTA") regarding the Company's operations in the Boston area, the Company wrote off $368,158 representing the carrying value of the operating equipment related to the contract with the MBTA and $16,000 representing the recorded value of accounts receivable from the MBTA.



	As a result of certain other contractual events in the fourth quarter of 1996, the Company wrote off an additional $314,331 of operating equipment related to various contracts to record the applicable assets to their net realizable value.

10.	PROPOSED MERGER



	On May 10, 1996, the Company entered into a merger agreement
with YHPI.  	Under the terms of the merger agreement, the
Company will issue 4,000,000 new shares of common stock in exchange for all of the outstanding common stock of YHPI. As a condition of the merger, the Company will complete a 4.6 to 1 reverse split of its common stock, reducing the number of the Company's common shares outstanding on a post merger basis. The stockholder of YHPI will also be granted warrants to purchase 1,500,000 shares of common stock in the post merger MetroVision.
 The Company anticipates the merger will be completed during April 1997.



	The following unaudited pro forma balance sheet information for the Company is presented as though the merger with YHPI had been consummated on

	December 31, 1996. The unaudited pro forma information is presented for informational purposes only.



 BALANCE SHEET 	December 31, 1996

 	Unaudited (In Thousands)

ASSETS



Current assets 		$	290

Operating equipment, net 			514

Other noncurrent assets 			679

 	Total current assets 		$	1,483



LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities, excluding short-term debt 		$	924

	Short-term debt 			2,079

Preferred stock 			1

Common stockholders' equity 			(1,521)

Total liabilities and stockholders' equity 		$	1,483





SUBSEQUENT EVENTS



	In January 1997, the Company agreed to settlement terms on the $76,000 note payable resulting in a reduction of principal to $61,325 payable in five installments through July 1, 1997. The
Company has fulfilled payment obligations on the first two installments totaling $25,625.



	In March 1997, the Company entered into an option agreement with American Outreach Medic, Inc. ("AOM") granting AOM exclusive right to purchase the system related operating assets of the Company for a purchase price of $400,000 in consideration for a fee of $25,000 to be credited against the purchase price at closing. The exclusive right extends from May 1, 1997 to September 1, 1997.



	In March 1997, the Company received correspondence from the MBTA terminating the MBTA contract with the Company. Citing default for failure to make certain payments, the MBTA has stated that it intends to confiscate any and all of the Company's system assets and property located on MBTA property as liquidated damages. The Company believes it has abided by the contract and intends to vigorously defend its rights to reclaim its system assets and property located on MBTA property.
However, as discussed in Note 9, the Company has written down the carrying value of the related assets to their net realizable value.



	In March 1997, the Company entered into a promissory note with the Company's President (who is also a Director of the Company) for a total of $14,750. The note requires a payment of one-half ($7,375) of the note balance upon the Company's receipt of certain outstanding receivables with the remaining note balance and unpaid interest thereon due no later than April 15, 1997.
In consideration of the promissory note, the Company also issued warrants to the Company's President to purchase 40,710 shares of common stock at $.125 per share. The exercise price represents the fair market value of the Company's common stock on the date of grant. The warrants expire in March 2002.





12.	NET LOSS PER COMMON SHARE



	In the Company's previously issued financial statements, the weighted average shares outstanding utilized to calculate net loss per common share included certain options issued prior to the Company's initial public offering in 1991. Subsequent to the initial public offering, the market value of the Company's common stock decreased to a value lower than the options' exercise price, thereby creating an anti-dilutive security which should not have been included in the weighted average share calculations during the years subsequent to 1991. The weighted average shares outstanding and net loss per common share for the year ended December 31, 1995 have been adjusted to reflect the elimination of the anti-dilutive security.