Form 10QSB
period 1997-03-31
METROVISION OF NORTH AMERICA INC
filed 1997-05-15
CIK 880581

UNITED STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington,  D.C.  20549



FORM 10-QSB





[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

or



[   ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _________________ to
_________________

Commission file number 0-19685



METROVISION OF NORTH AMERICA, INC.

(Exact name of registrant as specified in its charter)



New York 	 	16-1276525

(State or other jurisdiction of   	 	(I.R.S. Employer
Identification No.)

incorporation or organization)

75 South Church Street Pittsfield, Massachusetts 	 	 01201

    (Address of principal executive offices) 	 	 (Zip Code)

(413) 448-2111

(Registrant's telephones number, including area code)



424 Madison Ave, NY,  NY  10017

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

Applicable Only to Corporate Issuers



Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.



Common Stock, $.001 Par Value - 7,241,664 shares as of May 13,
1997.







                 METROVISION OF NORTH AMERICA, INC.



                                INDEX


                                                                    	PAGE


Part  I.  Financial Information



Item 1. Condensed Consolidated Financial Statements (Unaudited)



	Condensed consolidated balance sheets  -  December 31, 1996
 and	March 31, 1997                                                 		1

	Condensed consolidated statements of operations -
	Three months ended  March 31, 1996 and 1997	                        	2

	Condensed consolidated statements of cash flows -
	Three months ended  March 31, 1996 and 1997		                     			3

	Notes to condensed consolidated financial statements
 - March 31, 1997	                                                   	4


Item 2. Management's Discussion and Analysis of Financial
Condition and Results	of Operations                                 		5


Part  II.    Other Information


Item 6.                                                  				  							9

Signatures						                                              					  10


PART I - FINANCIAL INFORMATION

                       METROVISION OF NORTH AMERICA, INC.
	                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                	December 31,  		March 31,
                                                   	1996         		1997
                                                	 	(Note) 	    	(Unaudited)

ASSETS


CURRENT ASSETS

	Cash and cash equivalents                             	$0           		$0

	Accounts receivable, net of allowances           	283,454      		225,482

	Prepaid expenses                                   	6,328       		11,576

TOTAL CURRENT ASSETS                              	289,782      		237,058


OPERATING EQUIPMENT

	Installations and equipment                    	2,510,093    		2,510,093

	Equipment and fixtures                           	195,278      		195,278

                                                	2,705,371    		2,705,371

	Less:  accumulated depreciation               	(2,305,371)  		(2,335,371)

                                                  	400,000      		370,000


OTHER ASSETS                                        	4,134        		4,134



                                                 	$693,916     		$611,192

LIABILITIES and STOCKHOLDERS' EQUITY



CURRENT LIABILITIES

	Accounts payable-trade                          	$129,206     		$314,320

	Accrued salaries and commissions                 	178,909      		187,952

	Deferred income                                  	251,295      		165,652

 Accrued expenses                                  	67,586       		89,909

	Current portion of notes payable to stockholders 	129,256       		51,000

TOTAL CURRENT LIABILITIES                         	756,252      		808,833



PREFERRED STOCK, 5% SERIES A                          	649          		649

COMMON STOCKHOLDERS' EQUITY

 Common stock, Class A                              	7,241        		7,241

	Capital in excess of par value                	13,436,519   		13,436,519

	Retained deficit                             	(13,506,745) 		(13,642,050)

TOTAL COMMON STOCKHOLDERS' EQUITY                 	(62,985)    		(198,290)

                                                 	$693,916     		$611,192


Note:  See notes to condensed consolidated financial statements.




                        METROVISION OF NORTH AMERICA, INC.

             	   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

	                                                     	Three Months Ended
                                                          		March 31
                                                      		1996      		1997

 GROSS REVENUES 	                                    	$212,253  		$183,136

   Less:  agency commissions 	                         	(2,737)  	 	(2,178)

NET REVENUES                                         		209,516   		180,958


OPERATING COSTS AND EXPENSES

  	Cost of sales                                     		101,819    		73,128

  	Selling, general, and administrative              		235,210   		210,559

                                                     		337,029  	 	283,687

OPERATING LOSS BEFORE DEPRECIATION

	 AND AMORTIZATION 	                                 	(127,513) 		(102,729)



	Depreciation and amortization                       		161,500    		30,000

		LOSS FROM OPERATIONS                              		(289,013) 		(132,729)



	Interest income                                          		49        		37

 Interest expense                                    	 	(1,877)  	 	(2,614)

NET LOSS 	                                           	(290,841)  	(135,306)





Less:  Preferred stock dividend requirements          		45,041    		45,041

NET LOSS APPLICABLE TO COMMON STOCK                		$(335,882)		$(180,347)



NET LOSS PER COMMON SHARE 	                           	$(0.06) 	 	$(0.02)



WEIGHTED AVERAGE NUMBER OF SHARES                  		6,059,633  	7,241,664



See notes to condensed consolidated financial statements.


                      METROVISION OF NORTH AMERICA, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                  	    Three Months Ended
                                                    	        March 31

                                                       	1996      		1997

OPERATING ACTIVITIES

		Net loss                                          	$(290,841)		$(135,306)

	Adjustments to reconcile net loss to net cash used in operating activities:

  	Provision for depreciation and amortization        	161,500    		30,000

   Loss on sale of equipment                              	611         		0

 		Changes in operating assets and liabilities:

 		Decrease in accounts receivable (net)              	237,612    		57,972

		(Increase) in prepaid expenses and other assets     	(15,572)   		(5,248)

 		Increase (Decrease) in accounts payable and
     other accrued expenses                          	(103,458)  		130,838

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   	(10,148)   		78,256



INVESTING ACTIVITIES

  	Capital expenditures for operating equipment        	(7,286)        		0

   Proceeds from sale of equipment                      	2,500         		0

  	NET CASH USED IN INVESTING ACTIVITIES               	(4,786)        		0



FINANCING ACTIVITIES

	Principal payments on notes to former stockholders   	(20,000)  		(78,256)

	NET CASH USED IN FINANCING ACTIVITIES                	(20,000)  		(78,256)

                                                      	(34,934)        		0

Cash and cash equivalents at beginning of period       	97,125         		0

CASH AND CASH EQUIVALENTS AT END OF PERIOD            	$62,191        		$0




See notes to condensed consolidated financial statements.



                       METROVISION OF NORTH AMERICA, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



March 31, 1997


NOTE A--BASIS OF PRESENTATION


	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ending
December 31, 1996.



NOTE B--SUBSEQUENT EVENTS



	On April 1, 1997, the Company consummated a merger (the "Merger") as a result of which York Hannover Pharmaceuticals, Inc., a Florida corporation , merged with and into the Company, with the Company as the surviving corporation, pursuant to an Agreement and Plan of Merger dated as of May 10, 1996 among the Company and York Hannover Pharmaceuticals, Inc. (the "Merger Agreement"). Pursuant to the Merger Agreement, among other things: (i) the Company changed its corporate name to York Hannover Health Care Inc. (subject to receipt of all necessary regulatory consents which are still pending); and (ii) each share of York Hannover Pharmaceuticals, Inc. Common Stock outstanding on April 1, 1997 was converted into 4,000 shares of the Company's Common Stock, or an aggregate of 4,000,000 shares of Common Stock, constituting approximately 71.8% of the shares of Common Stock outstanding giving effect to the Merger.



	The Merger was consummated upon receipt of approval of the Merger Agreement and the Merger by the Company's shareholders at a Special Meeting of Shareholders held on April 1, 1997. At the Special Meeting, the Company's shareholders also elected Thomas
M. Clarke, Lawrence B. Cummings, Robert F. Hussey, Courtlandt G. Miller and Peter Doelger directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified. Messrs. Clarke and Cummings, who also have been appointed as Chairman and Chief Executive
Officer, respectively, of the Company, are principal stockholders of Stockbridge Investment Partners, Inc. ("Stockbridge"), the sole stockholder of York Hannover Pharmaceuticals, which became the majority stockholder of the Company as a result of the Merger. Robert F. Hussey is the former Chairman of the Board, President and Chief Executive Officer of the Company.



	In addition to the shares of Common Stock issued to Stockbridge in the Merger, each of Messrs. Clarke and Cummings were issued warrants to purchase 750,000 shares of the Company's Common
Stock, exercisable in three cumulative equal annual installments, at exercise prices ranging from $.63 to $.945 per share. If all of such warrants were exercised (and assuming no other increases in the Company's capital stock), Messrs. Clarke and Cummings would beneficially own, directly and through Stockbridge, approximately 78.7% of the outstanding Common
Stock.

	On April 1, 1997, pursuant to shareholder approval at the Special Meeting of Shareholders on April 1, 1997, the Company filed an amendment to its Restated Certificate of Incorporation to effect a 1 for 4.6 reverse stock split of the Common Stock effective April 1, 1997.



NOTE C--NEW PRONOUNCEMENTS



	Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS
No. 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Due to the Company's option and warrant prices versus the respective market value of those instruments, the effects of SFAS No. 128 have no impact to the Company's reported earnings per share amounts.



                 	METROVISION OF NORTH AMERICA, INC.





Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



Results of Operations



Three Months Ended March 31, 1997 Compared to Three Months Ended
     March 31, 1996





	Gross Revenues. For the three months ended March 31, 1997, gross revenues decreased by $29,117 to $183,136 as compared to $212,253 for the three months ended March 31, 1996. This decrease is primarily attributable to a decrease in advertising and news provider revenues of $44,781 offset by an increase in
system sales revenues of $15,665.   System sales involves the
sale of complete, installed video systems to the transit market.



	Agency Commissions. Agency commissions consist of the fees charged by advertising agencies against the value of the advertising contracts billed to their clients by the Company.
These commissions generally are 15% of gross revenues. For the three months ended March 31, 1997, agency commissions totaled $2,178 which is $559 less than the agency commission for the three months ended March 31, 1996. This decrease was primarily the result of the decrease in gross advertising revenue.



	Net Revenues. Net revenues are equal to gross revenues after deducting advertising agency commissions. Net revenues for the three months ended March 31, 1997 were $180,958, a decrease of 14% or $28,558 from net revenues of $209,516 for the three months ended March 31, 1996. This decrease in net revenues was associated with the decrease in advertising revenues.



	Cost of Sales. Cost of sales consists primarily of commissions paid to installed transit systems, the cost of system installations, maintenance costs, and software licensing fees.
Commissions to installed transit systems are based on a percentage of revenues. Maintenance costs are directly related to increases in the number of installed television monitors and computers. Cost of sales for the three months ended March 31, 1997 were $73,128, a decrease of $28,691 or 28% from $101,819 for the three months ended March 31, 1996. This decrease was primarily the result of a decrease in software licensing fees.



	Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1997 were $210,559, a decrease of $24,651 or 10% from $235,210 for the three months ended March 31, 1996. This decrease was primarily attributable to a decrease in salaries, wages and related employee cost resulting from reductions in sales, marketing and operations employees offset by costs incurred in connection with the merger of the Company with York Hannover
Pharmaceuticals, Inc. which was consummated on April 2, 1997.


	Interest Income. For the three months ended March 31, 1997, interest income totaled $37 as compared to $49 for the same period in 1996. This decrease in interest income is the result of a smaller cash balance earning interest for the three month period ended March 31, 1997.


Liquidity and Sources of Capital



	At March 31, 1997, the Company had negative working capital of $571,775 and a ratio of current assets to current liabilities of
(.31) as compared to (.28) at December 31, 1996.  Cash was $0 at
December 31, 1996 and March 31, 1997.    Accounts receivable,
net allowance for doubtful accounts, decreased $57,972 to $225,482 at March 31, 1997. This decrease is the result of the collection of account balances. Accounts payable increased
$185,114 from $129,206 at December 31, 1996 to $314,320 at March
31, 1997. This increase was the result of the timing of certain operating expenses. Accrued salaries and commissions increased
$9,043 from $178,909 at December 31, 1996 to $187,952 at March
31, 1997. This increase was the result of the timing of certain cash payments to sponsors for accrued commissions. Deferred income decreased $77,730 to $165,652 at March 31, 1997 from $251,295 at December 31, 1996. This decrease was the result of recording revenue against advance billings on system sales to transit authorities in accordance with their budgetary and funding requests. The retained deficit increased $135,565 from $13,506,485 at December 31, 1996 to $13,642,050 at March 31,
1997. This increase is the result of the net loss for the period ending March 31, 1997.



	On May 22, 1996, the Company's Common Stock was de-listed from the NASDAQ Small Cap Market for failure to comply with certain listing requirements.



	On March 10, 1997, the Company entered into an agreement wherein it issued an option to purchase the operating and fixed assets of MetroVision for an aggregate of $400,000 in cash and debentures. The option will automatically expire September 1, 1997. On March 11, 1997 the Company received proceeds totaling $25,000 in consideration of the option.



	On March 14, 1997, the Massachusetts Bay Transit Authority ("MBTA") notified the Company that it was terminating its contract with MetroVision effective immediately. Citing default for failure to make certain payments, the MBTA has stated it would exercise its rights pursuant to certain provisions contained in the agreement and liquidate MetroVision's system assets currently located on MBTA property.



	On March 21, 1997, the Company entered into a promissory note with the Company's former President (who is also a director of the Company) for a total of $14,750. The note requires the repayment of one half ($7,375) of the note balance upon the Company's receipt of certain outstanding receivables with the remaining note balance and unpaid interest due no later than April 15, 1997. In consideration of the promissory note, the company issued 40,710 common stock purchase warrants at $.125 per share. The exercise price represents the fair market value of the Company's common stock on the date of grant. The warrants expire in March 2002. As of March 31, 1997 this promissory note was repaid in full.



	  The Company has entered into an agreement wherein it has received purchase orders amounting to approximately $1.3 million with New Jersey Transit to install and maintain approximately 21 transit stations of which $1,028,000 has been received to date.



	On April 1, 1997, the Company consummated a merger (the "Merger") as a result of which York Hannover Pharmaceuticals, Inc., a Florida corporation , merged with and into the Company, with the Company as the surviving corporation, pursuant to an agreement and Plan of Merger dated as of May 10, 1996 among the Company and York Hannover Pharmaceuticals, Inc. (the "Merger Agreement"). Pursuant to the Merger Agreement, among other things: (i) the Company changed its corporate name to York Hannover Health Care Inc. (subject to receipt of all necessary regulatory consents which are still pending); and (ii) each share of York Hannover Pharmaceuticals, Inc. Common Stock outstanding on April 1, 1997 was converted into 4,000 hares of the Company's Common Stock, or an aggregate of 4,000,000 shares of Common Stock, constituting approximately 71.8% of the shares of Common Stock outstanding giving effect to the Merger. As a result of the merger, the Company has shifted its primary business to that conducted by York Hannover, the provision of prescription and non prescription medications and pharmacy related services to nursing homes and similar facilities.



	The Company's independent auditors have included an explanatory paragraph in their report on the 1996 consolidated financial statements stating that recurring losses, resulting in negative cash flows, raise substantial doubt about the Company's ability to continue as a going concern. In as much as the Company will continue to have a high level of operating expenses (including the salaries and benefits of executive, marketing, and other personnel), the Company anticipates that losses will continue until the Company generates sufficient revenues to offset its operating costs. The Company is not currently generating sufficient cash flow to fund its operations and is dependent on other financing in order to sustain its operations. Although there can be no assurance, the Company believes that, based on currently proposed plans and assumptions relating to its operations, the merger with York Hannover Pharmaceuticals, Inc., together with projected cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for 1997. The Company believes that generation of that level of revenues is substantially dependent upon the success of the business opportunities of the Company from the recently completed merger with York Hannover. There can be no assurance, however, that the Company will be successful in its new business endeavors or able to generate significantly increased revenues or ever achieve profitable operations.



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



PART II - OTHER INFORMATION

METROVISION OF NORTH AMERICA, INC.









Item 6. EXHIBITS AND REPORTS ON FORM 8-K



       	(a)  Exhibits





       	(b) On March 6, 1997, the Company filed a Current Report on Form 8K regarding a change in the Company's independent auditors.


                     METROVISION OF NORTH AMERICA, INC.



SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                		METROVISION OF NORTH AMERICA, INC.

(Registrant)





Date:  May 13, 1997                           		/s/Thomas M. Clarke
                                              		Thomas M. Clarke, President
                                              		(Duly authorized officer)





Date: May 13, 1997                            		/s/ David M. Fancher
                                              		David M. Fancher
                                              		Chief Financial Officer
                	                              	(Principal Financial &
                                                Accounting Officer)



                    METROVISION OF NORTH AMERICA, INC.


SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                		METROVISION OF NORTH AMERICA, INC.

(Registrant)





Date:  May 13, 1997
                                              	Thomas M. Clarke, President
                                             		(Duly authorized officer)





Date:  May 13, 1997
                                             		David M. Fancher
                                             		Chief Financial Officer
                                             		(Principal Financial &
                                               Accounting Officer)