Form 10QSB
period 1997-06-30
METROVISION OF NORTH AMERICA INC
filed 1997-08-14
CIK 880581

UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.  20549

FORM 10-QSB


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997 or

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

(413) 448-2111
(Registrant's telephone number, including area code)



















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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by the court.  Yes        No___
Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Common Stock, $.001 Par Value - 7,241,664 shares as of August 13, 1997.

Transitional Small Business Issuer Format
(Check one)
Yes___   No_x_





METROVISION OF NORTH AMERICA, INC.



INDEX


	PAGE


Part  I.  Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed consolidated balance sheets  -  December 31, 1996 and
June 30, 1997                                      		3

Condensed consolidated statements of operations -
Three months ended June 30, 1996 and 1997
Six months ended June 30, 1996 and 1997		5

Condensed consolidated statements of cash flows -
Six months ended June 30, 1996 and 1997	6

Notes to condensed consolidated financial statements - June 30, 1997		7


Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations               	10


Part  II.    Other Information


Item 6.  				  						16



Signatures											 1


PART I - FINANCIAL INFORMATION
METROVISION OF NORTH AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                         December 31,        June 30,
                                            1996               1997
                                                            (Unaudited)
ASSETS

CURRENT ASSETS
	Cash and cash equivalents                  58,291                --
	Accounts receivable, net of allowances         --            82,781
	Marketable securities                     466,071                --
	Prepaid expenses                               --             8,184
TOTAL CURRENT ASSETS                       524,362            90,965

OPERATING EQUIPMENT
	Installations and equipment                    --         2,510,093
	Equipment and fixtures                         --           195,278
                                                --         2,705,371
	Less:  accumulated depreciation                --        (2,365,371)
                                                --           340,000
OTHER ASSETS
 Investment in York Hannover Partnership   701,179         1,102,248
 Due from York Hannover Partnership        160,747                --
 Due from related parties                  245,267                --
 Goodwill                                       --           493,333
 Deposits                                       --             4,007
     TOTAL OTHER ASSETS                  1,107,193         1,599,588

TOTAL ASSETS                            $1,631,555        $2,030,553














(Continued)

METROVISION OF NORTH AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(CONTINUED)



LIABILITIES and STOCKHOLDERS' DEFICIT

                                       December 31,         June 30,
                                          1996                1997
                                                          (Unaudited)
CURRENT LIABILITIES
	Accounts payable-trade                      --             $255,710
	Accrued salaries and commissions            --              194,799
	Deferred income                         404,837                  --
 Accrued expenses                        370,835             434,292
	Current portion of long term-debt     2,070,833           2,001,371
	Current portion of notes payable        275,537                  --
 Due to related parties                       --              79,774

TOTAL CURRENT LIABILITIES              3,122,042           2,985,946
 Deferred income                         743,381             140,254
PREFERRED STOCK, 5% SERIES A                  --                 649

COMMON STOCKHOLDERS' DEFICIT
 Common stock, Class A                       100               5,574
	 Unrealized loss on securities,
     net of taxes                        (32,040)                 --
 Capital in excess of par value               --          (1,077,190)
	Retained deficit                     (2,201,928)         (2,159,060)

TOTAL COMMON STOCKHOLDERS' DEFICIT    (2,233,868)         (1,076,296)

TOTAL LIABILITIES AND
  STOCKHOLDERS DEFECIT                $1,631,555          $2,030,553









THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.








METROVISION OF NORTH AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                    Three Months Ended   Six Months Ended
                                         June 30             June 30
                                    1996          1997   1996        1997
NET REVENUES, including
  equity in earnings of York
  Hannover Partnership            $104,000      $315,960 $263,000   $570,384

OPERATING COSTS AND EXPENSES
	Cost of sales                       --           41,489    --       41,489
	Realized loss on sale of securities --             --      --       66,914
	Selling, general, and
   administrative                 154,000        174,981  232,000    249,981
                                  154,000        216,470  232,000    358,384
OPERATING INCOME (LOSS) BEFORE
	DEPRECIATION AND AMORTIZATION    (50,000)        99,490   31,000    212,000
	Depreciation and amortization       --           34,957      --      34,957
	INCOME (LOSS) FROM OPERATIONS    (50,000)        64,533   31,000    177,043
	Interest income                    --                 1       --          1
 Interest expense                 (70,000)       (64,499) (140,000) (134,176)
NET INCOME (LOSS)                (120,000)            35  (109,000)   42,868

Less:  Preferred stock
  dividend requirements                --         45,041       --     45,041

NET LOSS APPLICABLE TO
   COMMON STOCK                 $(120,000)      $(45,006) $(109,000) $(2,173)

NET LOSS PER COMMON SHARE        $(120.00)          $.00   $(109.00)    $.00

WEIGHTED AVERAGE NUMBER OF SHARES   1,000      5,574,275      1,000  5,574,275







THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.






METROVISION OF NORTH AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                               Six Months Ended
                                                   June 30
                                              1996           1997
OPERATING ACTIVITIES
 Net Income (loss)                         $(109,000)       $42,867
	Adjustments to reconcile net loss to
   net cash used in operating activities:
	Provision for depreciation and amortization      --         34,957
 Amortization of deferred revenue            (67,000)       (33,285)
 Amortization of goodwill                         --         66,914
 Equity in earnings of York Hannover
   Partnership                              (115,000)      (212,498)
Changes in operating assets and liabilities:
		Decrease in accounts receivable (net)      104,000        142,611
		Decrease in prepaid expenses and other assets   --          3,141
		Increase (Decrease) in accounts payable
    and other accrued expenses               136,000       (190,437)
NET CASH USED IN OPERATING
  ACTIVITIES                                 (51,000)       (145,729)

INVESTING ACTIVITIES
 Proceeds from repayment of loans from
   affiliates                                     --         10,002
	Loans to York Hannover Partnership,
   net of payments received                    3,000         49,221
 Loans to related parties, net of
   payments received                         (26,000)       (22,728)
 Distributions received from York
   Hannover Partnership                       80,000             --
 Purchases of marketable securities           (1,000)            --
 Proceeds from sale of marketable securities      --        339,198
 Loans from related parties                       --         79,774
	NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                       56,000        515,467

FINANCING ACTIVITIES
	Principal payments on long-term debt
  borrowings                                 (12,000)       (94,201)
 Principal payment on notes payable               --       (275,537)
 NET CASH USED IN FINANCING ACTIVITIES       (12,000)      (369,738)
 NET DECREASE IN CASH AND CASH EQUIVALENTS    (7,000)            --
Cash and cash equivalents at
  beginning of period                         16,000             --

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $9,000             --






THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.


METROVISION OF NORTH AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(UNAUDITED)

June 30, 1997


NOTE A-- MERGER AND BASIS OF PRESENTATION


On April 1, 1997, MetroVision of North America,
Inc. ("MetroVision" or "the Company") consummated a merger (the "Merger") as a result of which York Hannover Pharmaceuticals, Inc. ("York Hannover") a Florida corporation , merged with and into the Company, with the Company as the surviving corporation, pursuant to an Agreement and Plan of Merger dated as of May 10, 1996 among the Company and York Hannover (the "Merger
Agreement"). Under the terms of the Merger Agreement, York Hannover distributed all of its assets and liabilities to Stockbridge Investment Partners, Inc. prior to the Merger except for York Hannover's 40% interest in York Hannover Partnership and York Hannover's outstanding debt under a National HealthCare L.P. promissory note and related accrued interest. Pursuant to the Merger Agreement, among other things: (i) the Company changed its corporate name to York Hannover Health Care Inc. (subject to receipt of all necessary regulatory consents which are still pending); and
(ii) each share of York Hannover Pharmaceuticals, Inc.
Common Stock outstanding on April 1, 1997 was converted into 4,000 shares of the Company's Common Stock, or an aggregate of 4,000,000 shares of Common Stock, constituting approximately 71.8% of the shares of Common
Stock outstanding giving effect to the Merger. As a result of the Merger, the Company has shifted its primary business to that conducted by York Hannover, the provision of prescription and non prescription medications and pharmacy related services to nursing homes and similar facilities.

The Merger was consummated upon receipt of approval of the Merger Agreement and the Merger by the Company's shareholders at a Special Meeting of Shareholders held on April 1, 1997. At the Special Meeting, the
Company's shareholders also elected Thomas M. Clarke,
Lawrence B. Cummings, Robert F. Hussey, Courtlandt G.
Miller and Peter Doelger directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified. Messrs. Clarke and Cummings, who also have been appointed as Chairman and Chief
Executive Officer, respectively, of the Company, are principal stockholders of Stockbridge Investment Partners, Inc. ("Stockbridge"), the sole stockholder of York Hannover
Pharmaceuticals, which became the majority stockholder of the Company as a result of the Merger. Robert F. Hussey is the former Chairman of the Board, President and Chief
Executive Officer of the Company. Mr. Doelger has since resigned as a director of the Company.

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

The Merger has been accounted for as a reverse acquisition of MetroVision by York Hannover in a transaction acccounted for using the purchase method of accounting as prescribed by Accounting Principals Board Opinion No. 16. In the reverse acquisition transaction, York Hannover has been treated as the acquirer for financial reporting purposes. Accordingly, the historical financial statement of the Company have been changed to reflect the historical financial statments of York Hannover Pharmaceuticals, Inc. The purchase method of accounting prescribes that the acquiring company allocate the cost of an acquired company, including the expenses of the acquisition, to the assets acquired and liabilities assumed as of the date of the acquisition based upon their fair values. The Company has determined that the fair market value of MetroVision's assets less liabilities as of March 31, 1997 was $300,000 compared to a book value of negative $198, 290. Therefore, the Company recorded goodwill of $498,290 as of April 1, 1997. The goodwill is being amortized over twenty years.

The Company has filed a current report on Form 8-K which includes the historical audited financial statments of York Hannover as of and for the years ended December 31, 1996 and 1995, the unaudited financial statements for the three month periods ended March 31, 1997 and 1996 and related pro forma financial data for the Merger.

	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE B--NEW PRONOUNCEMENTS

Statement of Financial Accounting Standards No.
128, "Earnings per Share" ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Due to the Company's option and warrant prices compared to the respective market value of those instruments, the effects of SFAS No. 128 have no impact to the Company's reported earnings per share amounts.

NOTE C - INVESTMENT IN YORK HANNOVER PARTNERSHIP

During 1995, York Hannover Pharmaceuticals, Inc. formed a partnership ("York Hannover Partnership" or "the Partnership") with United Professional Companies, Inc. for the purpose of operating a business which provides institutional pharmacy, infusion therapy, third-party billing, medical equipment and supplies, respiratory therapy and other services. Pursuant to the terms of the partnership agreement, York Hannover contributed to the Partnership all of its furniture and equipment, inventory and existing contracts with nursing facilities to provide service and products. York Hannover's 40% interest in the Partnership is recorded using the equity method of accounting.



NOTE D - NOTES PAYABLE


Notes Payable at June 30, 1997 was composed of the following:





                                                   June 30, 1997
Promissory note payable to NHCLP                    $1,950,371
Other                                                   51,000
		                                                 -------------
Total Notes Payable                                 $2,001,371




The Company's promissory note payable to NHCLP matures in September 1997


METROVISION OF NORTH AMERICA, INC.


Item 2.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1997 Compared to Three
Months Ended June 30, 1996


The 1996 historical period includes three months of operations of York Hannover Pharmaceuticals, Inc. and no operations of MetroVision due to the purchase accounting treatment effective April 1, 1997. (see note A to Financial statements) The 1997 historical period includes three months of operations of York Hannover
Pharmaceuticals, Inc and three months of operations of MetroVision subsequent to the Merger effective
April 1, 1997. As a result, for purposes of Management's Discussion and Analysis, the following unaudited pro forma income statement information for the three months ended
June 30, 1996 has been presented along with the unaudited historical income statement information for the three months ended June 30, 1997 in order to present both periods in a comparable format. The unaudited pro forma information is presented for informational purposes only and is not necessarly indicative of the operating results that would have occured had the Merger been consummated on January 1, 1996 nor are they necessarly indicative of future operating results. The following summarized unaudited pro forma income statement information for the three months ended
June 30, 1996 for the Company is presented as though the Merger had been entered into on January 1, 1996:


                                      Pro Forma             Historical
                                     Three Months          Three Months
                                        Ended                  Ended
								                            June 30, 1996         June 30, 1997

Net revenues                            364,000              316,000
Cost of sales                           122,000               41,000
Selling, general and administrative     202,000              175,000
Other expenses                          172,000               95,000
Net income (loss)                      (132,000)               5,000
Less: preferred stock dividend
  requirements                          (45,000)             (45,000)
Net loss applicable to common stock    (177,000)             (40,000)



The pro forma adjustments include the elimination of the effects of York Hannover's operations that were spun-off prior to the Merger and the effect of all necessary purchase accounting adjustments.




Net Revenues.  The Company derives its revenues
from the sale or barter of advertising and information provider spots on the Commuter Channel, the sale of complete systems to Transit Authorities and equity in the earnings of York Hannover Partnership. Net revenues for the three months ended June 30, 1997, were $316,000 a decrease of 13.2% or $48,000 from net revenues of
$364,000 for the three months ended June 30, 1996.   This
decrease in net revenues for the three months ended June 30, 1997 was associated with the decrease in advertising, news provider and system sales revenues partially offset by an increase in earnings from York Hannover Partnership.

Cost of Sales. Cost of sales consists primarily of commissions paid to installed transit systems, the cost of system installations, maintenance costs, and software licensing fees. Commissions to installed transit systems are based on a percentage of revenues. Maintenance costs are directly related to increases in the number of installed television monitors and computers. Cost of sales for the three months ended June 30, 1997, were $41,000 a decrease of 66.4% or $119,000 from cost of sales of $122,000 for the three months ended June 30, 1996. This decrease were primarily the result of a decrease in software licensing fees and costs associated with system sales.

Selling, General and Administrative Expenses.
Selling, general and administrative expenses for the three months ended June 30, 1997, were $175,000, a decrease of 13.4% or $27,000 from selling, general and administrative expenses of $202,000 for the three months ended June 30, 1996. This decreases was primarily attributable to a decrease in salaries, wages and related employee costs resulting from reductions in sales, marketing and operations employees, offset by costs incurred in connection with the Merger.

Other Expenses. Other expenses primarily include depreciation and writedowns of the Company's operating equipment and interest expense on a note payable to National HealthCare L.P. Other expenses for the three months ended June 30, 1997 were $95,000, a decrease of 44.8% or $77,000 from other expenses of $172,000 for the three months ended June 30, 1996. This decrease is primarily the result of significant nonrecurring writedowns of the Company's operating equipment to net realizable value during the three months ended June 30, 1996.


Six Months Ended June 30, 1997 Compared to Six
Months Ended June 30, 1996


The 1996 historical period includes six months of operation of York Hannover Pharmaceuticals, Inc. and no operations of MetroVision due to the purchase accounting treatment effective April 1, 1997. The 1997 historical period includes six months of operations of York Hannover Pharmaceuticals, Inc and three months of operations of MetroVision subsequent to the Merger. As a result, for purposes of Management's Discussion and Analysis, the following unaudited pro forma income statement information has been presented to reflect six months of operation of both entities. The unaudited pro forma information is presented for informational purposes only and is not necessarly indicative of the operating results that would have occured had the Merger been consummated on January 1, 1996 nor are they necessarly indicative of future operating results. The following summarized unaudited pro forma income statement information for the for the Company is presented as though the Merger had been entered into on January 1, 996:



                                     Pro Forma            Historical
                                    Six Months            Six Months
                                      Ended                  Ended
                                   June 30, 1996        June 30, 1997

Net Revenues                         781,000               686,000
Cost of sales                        223,000               114,000
Selling, General and
   administrative                    440,000               386,000
Other Expenses                       339,000               285,000
Net Income (loss)                   (221,000)              (72,000)
Less: preferred stock dividend
  requirements                       (92,000)              (90,000)
Net Loss applicable to common stock (313,000)             (162,000)





The pro forma adjustments include the elimination of the effects of York Hannover's operations that were spun-off prior to the merger and the effect of all necessary purchase accounting adjustments.


Net Revenues. Net Revenues for the six months
ended June 30, 1997, were $781,000 a decrease of 12.2% or $95,000 from net revenues of $686,000 for the six months
ended June 30, 1996.   This decrease in net revenues for the
six months ended June 30, 1997 was associated with the decrease in advertising, news provider and system sales revenues, partially offset by an increase in earnings from York Hannover Partnership.

Cost of Sales.  Cost of sales for the six months ended
June 30, 1997, were $114,000 a decrease of 48.9% or $109,000 from cost of sales of $223,000 for the six months ended June 30, 1996. This decrease was primarily the result of a decrease in software licensing fees and costs associated with system sales.

Selling, General and Administrative Expenses.
Selling, general and administrative expenses for the six months ended June 30, 1997, were $386,000, a decrease of 12.3% or $54,000 from selling, general and administrative expenses of $440,000 for the six months ended June 30, 1996. This decrease was primarily attributable to a decrease in salaries, wages and related employee cost resulting from reductions in sales, marketing and operations employees offset by costs incurred in connection with the merger of the Company with York Hannover
Pharmaceuticals, Inc.

Other Expenses. Other expenses primarily include depreciation and writedowns of the Company's operating equipment and interest expense on a note payable to National HealthCare L.P. Other expenses for the six months ended
June 30, 1997 were $258,000, a decrease of 23.9% or $81,000 from other expenses of $339,000 for the six months ended June 30, 1996. This decrease was primarily the result of significant nonrecurring writedowns of the Company's operating equipment to net realizable value during the six months ended June 30, 1996.




Liquidity and Sources of Capital

The following discussion regarding liquidity and sources of capital is derivied from the historical balance sheet of York
Hannover and does not include MetroVision's December 31, 1996 balance sheet accounts due to the purchase accounting treatment effective April 1, 1997.

At June 30, 1997,  the Company had negative
working capital of $3,015,235 and a ratio of current assets to current liabilities of (.01) as compared to (.28) at December 31, 1996. Cash was $58,291 at December 31, 1996 and $0 at
June 30, 1997.  Marketable securities decreased $446,041 to
$0 at June 30, 1997 from $446,041 at December 31, 1996.  In
January and Febuary 1997 the Company received proceeds aggregating to $399,198 from the sale of its Marketable
Securities.   These funds were primarily used to repay margin
loans of $275,537, notes payable to former shareholders of $94,199 and other operating expenses. Retained deficit decreased $42,868 from $2,201,928 at December 31, 1996 to $2,159,060 at June 30, 1997. This increase is the result of the net income for the period ending June 30, 1997.


On March 10, 1997, the Company entered into an agreement with an unaffliated third party granting it an option to purchase the operating and fixed assets of MetroVision for an aggregate of $400,000 in cash and debentures. The option will automatically expire September 1, 1997. On March 11, 1997 the Company received proceeds totaling $25,000 in consideration of the option.

On March 21, 1997, the Company borrowed $14,750 from the Company's former President (who, is also a director of the Company). The loan was repaid with accrued interest at 10%. In consideration of the promissory note, the Company issued 40,710 common stock purchase warrants at $.125 per share. The exercise price represents the fair market value of the Company's common stock on the date of grant. The warrants expire in March 2002.

As of June 30, 1997 the Company received loans from affiliates totaling $79,774. These loans, including all accrued and unpaid interest, are due no later than May 1, 1998.

The Company has entered into an agreement wherein it has received purchase orders amounting to approximately
$1.3 million with New Jersey Transit to install and maintain approximately 21 transit stations of which $1,028,000 has been received to date.

As of June 30, 1997, the Company's primary asset was its ownership of a 40% interest in York Hannover Partnership. For the six months ended June 30, 1997, the Company's net income from the Partnership totaled $212,498
In as much as the Company will continue to have a high level of operating expenses (including the salaries and benefits of executive, marketing, and other personnel), the Company anticipates that losses will continue until the Company generates sufficient revenues to offset its operating costs.
The Company is not currently generating sufficient cash flow to fund its operations and is dependent on other financing in order to sustain its operations. Although there can be no assurance, the Company believes that, based on currently proposed plans and assumptions relating to its operations, the merger with York Hannover Pharmaceuticals, Inc., together with projected cash flow from operations, will be sufficient to satisfy the Company's contemplated cash requirements for 1997. The Company believes that generation of that level of revenues is substantially dependent upon the success of the business opportunities of the Company from the recently completed merger with York
Hannover. There can be no assurance, however, that the Company will be successful in its new business endeavors or able to generate significantly increased revenues or ever achieve profitable operations.

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

The Company had outstanding as of June 30, 1997
$2,001,371 of short-term debt that is due during 1997. This debt includes a term loan of $1,950,371 due NHCLP in September 1997 and $51,000 due July 1, 1997. Although the stated maturity date of the indebtedness due NHCLP is January 1999, York Hannover is currently not in compliance with certain covenants under the loan agreement relating to indebtedness, principally relating to its failure to maintain postive working capital. As a result of such noncompliance the $1,950,371 principal amount, together with accrued interest thereon, is due September 1997. The Company does not possess the financial resources necessary to meet this payment obligation absent of obtaining external financing, whether from an equity offering or otherwise. In the event the Company is unable to meet this payment obligation, or if the loan is not renegotiated, NHCLP, as a secured creditor, has the right to take possession of or otherwise sell the 40% partnership interest in the York Hannover Partnership in satisfaction of the indebtedness and may seek recourse against the Company's other assets, if necessary.

The Company does not have control over distributions made by York Hannover Partnership. All Partnership distributions are subject to the availability of York Hannover Partnership cash.



PART II - OTHER INFORMATION
METROVISION OF NORTH AMERICA, INC.




Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits. None.


(b)		Reports on Form 8-K. Current Reports on Forms 8-K and 8-K/A dated
     April 2, 1997 were filed with respect to the Merger with York Hannover Pharmaceuticals, Inc. including related financial statements and pro forma data.



METROVISION OF NORTH AMERICA, INC.


SIGNATURES




     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






METROVISION OF NORTH AMERICA, INC.
(Registrant)








Date:  Aug 13, 1997

/s/Thomas M. Clarke
Thomas M. Clarke, President
(Duly authorized officer)





Date: Aug 13, 1997

/s/ David M. Fancher
David M. Fancher
Chief Financial Officer
(Principal Financial & Accounting Officer)








METROVISION OF NORTH AMERICA, INC. June 30


SIGNATURES




     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






METROVISION OF NORTH AMERICA, INC.
(Registrant)









Date: Aug 13, 1997



Thomas M. Clarke, President
(Duly authorized officer)









Date:  Aug 13, 1997


David M. Fancher
Chief Financial Officer
(Principal Financial & Accounting Officer)








2



2



4



27