Form 10QSB
period 1997-09-30
METROVISION OF NORTH AMERICA INC
filed 1997-11-14
CIK 880581

18

                        UNITED STATES
            SECURITIES  AND  EXCHANGE  COMMISSION
                  Washington,  D.C.  20549

                         FORM 10-QSB

[x]     Quarterly report pursuant to Section 13 or 15(d) of
        the Securities Exchange Act of 1934   For the quarterly
        Period Ended September 30, 1997
                             or
[  ]    Transition Report Pursuant to Section 13 or 15(d) of
        the Securities Exchange Act of 1934   For the transition
        period from _____________to __________

Commission file number 0-19685

                  METROVISION OF NORTH AMERICA, INC.
                     (Exact name of registrant as
                       specified in its charter)

                  New York               16-1276525
              (State or other            (IRS Employer
              jurisdiction of        Identification No.)
              incorporation or
               organization)

            75 South Church Street
          Pittsfield, Massachusetts           01201
            (Address of principal          (Zip Code)
              executive offices)

                          (413) 448-2111
                 (Registrant's telephone number,
                       including area code)

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

Common Stock, $.001 Par Value - 5,574,275 shares as of
November 13, 1997.

Transitional Small Business Issuer Format    (Check one)
Yes        No  X

             METROVISION OF NORTH AMERICA, INC.

                            INDEX


                                                        Page #
Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements
(Unaudited)

Condensed consolidated balance sheets:
     December 31, 1996
     September 30, 1997                                    3

Condensed consolidated statements of operations:
     Three months ended September 30, 1996 and 1997
     Nine months ended September 30, 1996 and 1997         5

Notes to condensed consolidated statements of cash
flows:
     Nine months ended September 30, 1996 and 1997         6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                       10

Part II.  Other Information

Item 6.                                                   16

Signatures                                                17

               PART I - FINANCIAL INFORMATION
             METROVISION OF NORTH AMERICA, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS



                                   December    September
                                      31,         30,
                                     1996        1997

                                              (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents            $58,291       $4,538
Accounts receivable, net of               --       93,088
allowances
Marketable securities                466,071           --
Prepaid expenses                          --        7,468
TOTAL CURRENT ASSETS                 524,362      105,094

OPERATING EQUIPMENT
Installations and equipment               --    2,532,813
Equipment and fixtures                    --      195,276
                                          --    2,728,089
Less:  accumulated depreciation           --
                                              (2,395,371)
                                          --      332,718
OTHER ASSETS
 Investment in York Hannover         701,179    1,258,885
Partnership
 Due from York Hannover                                --
Partnership                          160,747
 Due from related parties            245,267           --
 Goodwill, net of amortization            --      485,833
 Deposits                                 --        4,034
     TOTAL OTHER ASSETS            1,107,193    1,748,752

TOTAL ASSETS                      $1,631,555   $2,186,564





                         (Continued)


             METROVISION OF NORTH AMERICA, INC.
            CONDENSED CONSOLIDATED BALANCE SHEET
                         (CONTINUED)



LIABILITIES and STOCKHOLDERS' DEFICIT

                                    December     September
                                       31,          30,
                                      1996          1997
                                                (Unaudited)
CURRENT LIABILITIES
Accounts payable-trade                    $ --     $341,911
Accrued salaries and commissions            --      203,015
Due to affiliates                      404,837      477,431
Accrued expenses                       370,835      277,488
Current portion of long term-debt    2,070,833    1,950,371
Current portion of notes payable       275,537           --

TOTAL CURRENT LIABILITIES            3,122,042    3,250,216

Deferred income                        743,381      101,107

PREFERRED STOCK, 5% SERIES A                --          649

COMMON STOCKHOLDERS' DEFICIT
    Common stock, Class A                  100        5,574
    Unrealized loss on securities,
      net of taxes                    (32,040)           --
    Capital in excess of par value          --    1,077,190
    Retained deficit               (2,201,928)   (2,248,172)

TOTAL COMMON STOCKHOLDERS' DEFICIT (2,233,868)   (1,165,408)


TOTAL LIABILITIES AND
  STOCKHOLDERS DEFICIT              $1,631,555   $2,186,564


    The accompanying notes are an integral part of these consolidated financial statements.


             METROVISION OF NORTH AMERICA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)


                                   Three months      Nine months
                                       ended            ended
                                   September 30,    September 30,
                                   1996      1997    1996     1997

NET REVENUES, including
  equity in earnings of York
  Hannover Partnership           $135,72 $363,964  $398,52  $934,348

OPERATING COSTS AND EXPENSES
Cost of sales                        - -   67,687      - -   109,176
Realized loss on sale of             - -       --      - -    66,914
securities
Selling, general, and
  administrative                  19,852  278,165  251,743   528,146

Total Operating Costs             19,852  345,852  251,743   704,236

OPERATING INCOME BEFORE
  DEPRECIATION AND AMORTIZATION  115,871   18,112  146,778   230,112

Depreciation and amortization        - -   37,500      - -    72,457

INCOME (LOSS) FROM OPERATIONS    115,871  (19,388) 146,778   157,655


Interest income                      - -      - -      - -      - -
Interest expense                 (74,620) (69,725)(214,442) (203,899)

NET INCOME (LOSS)                 41,251  (89,113) (67,664)  (46,244)

Less:  Preferred stock
  dividend requirements              - -   45,041       --    90,082

NET INCOME (LOSS) APPLICABLE TO
   COMMON STOCK                   41,251 (134,154) (67,664) (136,326)

NET INCOME (LOSS) PER COMMON
  SHARE                           $41.25  ($0.02)  ($67.66)   $(0.02)

WEIGHTED AVERAGE NUMBER OF
  SHARES                          1,000  5,574,275   1,000  5,574,275


    The accompanying notes are an integral part of these consolidated financial statements.
             METROVISION OF NORTH AMERICA, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                                      Nine months ended
                                                        September 30
                                                       1996           1997
OPERATING ACTIVITIES
   Net Loss                                          $(67,664)  $(46,244)

Adjustment to reconcile net loss to net cash used in
operating activities:
       Provision for depreciation and amortization         - -     72,457
       Amortization of deferred revenue                 (99,858)  (72,432)
       Realized loss on sale of marketable securities      - -     66,914
       Equity in earnings of York Hannover
         Partnership                                   (232,755) (637,708)
   Changes in operating assets and liabilities:
           Decrease in accounts receivable (net)       108,274    132,304
           Decrease in inventory and other assets        8,059      3,230
           Increase (Decrease) in accounts payable
              and other accrued expenses               441,929   (146,681)

           NET CASH PROVIDED BY OPERATING
             ACTIVITIES                                157,985   (628,160)

INVESTING ACTIVITIES
       Capital expenditures for operating equipment        - -    (22,718)
       Proceeds from repayment of loans from affiliates    - -     10,002
       Payments received from York Hannover Partnership    - -     49,221
       Loans to related parties, net of payments received (894)   (22,728)
       Distributions received from York Hannover
         Partnership                                       - -     80,000
       Proceeds from Priority Distributions            130,000        - -
       Purchases of marketable securities               (1,000)       - -
       Proceeds from sale of marketable securities         - -    399,198
       Loans from related parties                          - -    477,431
       NET CASH PROVIDED BY INVESTING ACTIVITIES       128,374    970,406

FINANCING ACTIVITIES
       Principal payments on Short-Term Debt
         Borrowings                                   (247,146)  (120,462)
       Principal payments on notes payable                 - -   (275,537)

       NET CASH USED IN FINANCING ACTIVITIES          (247,146)  (395,999)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    39,213    (53,753)
Cash and cash equivalents at beginning of period        15,916     58,291

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $55,129     $4,538


    The accompanying notes are an integral part of these consolidated financial statements.

METROVISION OF NORTH AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 1997


NOTE A-- MERGER AND BASIS OF PRESENTATION


On April 1, 1997, MetroVision of North America, Inc. ("MetroVision" or "the Company") consummated a merger (the "Merger") as a result of which York Hannover Pharmaceuticals, Inc. ("York Hannover") a Florida corporation, merged with and into the Company, with the Company as the surviving corporation, pursuant to an Agreement and Plan of Merger dated as of May 10, 1996 among the Company and York Hannover (the "Merger Agreement"). Under the terms of the Merger Agreement, York Hannover distributed all of its assets and liabilities to Stockbridge Investment Partners, Inc. prior to the Merger except for York Hannover's 40% interest in York Hannover Partnership and York Hannover's outstanding debt under a National HealthCare L.P. promissory note and related accrued interest. Pursuant to the Merger Agreement, among other things: (i) the Company changed its corporate name to York Hannover Health Care Inc. (subject to receipt of all necessary regulatory consents which are still pending); and
(ii) each share of York Hannover Pharmaceuticals, Inc. Common Stock outstanding on April 1, 1997 was converted into 4,000 shares of the Company's Common Stock, or an aggregate of 4,000,000 shares of Common Stock, constituting approximately 71.8% of the shares of Common Stock outstanding giving effect to the Merger. As a result of the Merger, the Company has shifted its primary business to that conducted by York Hannover, the provision of prescription and non prescription medications and pharmacy related services to nursing homes and similar facilities.

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

On April 1, 1997, pursuant to shareholder approval at the Special Meeting of Shareholders on April 1, 1997, the Company filed an amendment to its Restated Certificate of Incorporation to effect a 1 for 4.6 reverse stock split of the Common Stock effective April 1, 1997. The shares issued in the Merger give effect to the reverse stock split.

The Merger has been accounted for as a reverse acquisition of MetroVision by York Hannover in a transaction accounted for using the purchase method of accounting as prescribed by Accounting Principals Board Opinion No. 16. In the reverse acquisition transaction, York Hannover has been treated as the acquirer for financial reporting purposes. Accordingly, the historical financial statement of the Company have been changed to reflect the historical financial statements of York Hannover Pharmaceuticals, Inc. The purchase method of accounting prescribes that the acquiring company allocate the cost of an acquired company, including the expenses of the acquisition, to the assets acquired and liabilities assumed as of the date of the acquisition based upon their fair values. The Company has determined that the fair market value of MetroVision's assets less liabilities as of March 31, 1997 was $300,000 compared to a book value of negative $198, 290. Therefore, the Company recorded goodwill of $498,290 as of April 1, 1997. The goodwill is being amortized over twenty years.






The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


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


NOTE C - INVESTMENT IN YORK HANNOVER PARTNERSHIP

During 1995, York Hannover Pharmaceuticals, Inc. formed a partnership ("York Hannover Partnership" or "the Partnership") with United Professional Companies, Inc. for the purpose of operating a business which provides institutional pharmacy, infusion therapy, third-party billing, medical equipment and supplies, respiratory therapy and other services. Pursuant to the terms of the partnership agreement, York Hannover contributed to the Partnership all of its furniture and equipment, inventory and existing contracts with nursing facilities to provide services and products. York Hannover's 40% interest in the Partnership is recorded using the equity method of accounting.


 METROVISION OF NORTH AMERICA, INC.


Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   Three Months Ended September 30, 1997 Compared to Three
                  Months September 30, 1996

The   1996  historical  period  includes  three  months   of
operations of York Hannover Pharmaceuticals, Inc. and no operations of MetroVision due to the purchase accounting treatment effective April 1, 1997 (see note A to Financial
Statements).   The  1997  historical period  includes  three
months of operations of York Hannover Pharmaceuticals, Inc. and three months of operations of MetroVision subsequent to
the  Merger  effective  April 1, 1997.   As  a  result,  for
purposes  of  Management's  Discussion  and  Analysis,   the
following unaudited pro forma income statement information for the three months ended September 30, 1996 has been
presented   along  with  the  unaudited  historical   income
statement information for the three months ended September 30, 1997 in order to present both periods in a comparable
format.   The  unaudited pro forma information is  presented
for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Merger been consummated on January 1, 1996 nor are they necessarily indicative of future operating results.
The   following  summarized  unaudited  pro   forma   income
statement information for the three months ended September 30, 1996 for the Company is presented as though the Merger had been entered into on January 1, 1996:
                                  Pro Forma       Historical
                                     Three       Three Months
                                    Months
                                     Ended           Ended
                                  September        September
                                   30, 1996        30, 1997

Net revenues                         $302,000        $364,000
Cost of sales                          63,000          68,000
Selling, general and administrative   188,000          278,000
Write-down of contract rights and
installation assets                   608,000             - -
Other expenses                        244,000         108,000
Net loss                             (801,000)        (90,000)
Less: preferred stock dividend
  requirements                        (45,000)        (45,000)

Net loss applicable to common stock ($846,000)      ($135,000)

The pro forma adjustments include the elimination of the effects of York Hannover's operations that were spun-off prior to the Merger and the effect of all necessary purchase accounting adjustments.

Net Revenues. The Company derives its revenues from the sale or barter of advertising and information provider spots on the Commuter Channel, the sale of complete systems to Transit Authorities and equity in the earnings of York
Hannover Partnership. Net revenues for the three months ended September 30, 1997 were $364,000 an increase of 20.5% or $62,000 from pro forma net revenues of $302,000 for the three months ended September 30, 1996. This increase in net revenues for the three months ended September 30, 1997 was primarily associated with an increase in earnings from York Hannover Partnership.

Cost of Sales. Cost of sales consists primarily of commissions paid to installed transit systems, the cost of system installations, maintenance costs, and software licensing fees. Commissions to installed transit systems are based on a percentage of revenues. Maintenance costs are directly related to increases in the number of installed television monitors and computers. Cost of sales for the three months ended September 30, 1997 were $68,000, an increase of 7.9% or $5,000 from pro forma cost of sales of $63,000 for the three months ended September 30, 1996. This increase was primarily the result of an increase in costs associated with system sales partially offset by a decrease in software licensing fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1997 were $278,000, an increase of 47.9% or $90,000 from selling, general and administrative expenses of $188,000 for the three months ended September 30, 1996. This increase was primarily attributable to costs incurred in connection with contemplated acquisitions by the Company partially offset by a decrease in salaries, wages and related employee costs resulting from reductions in sales, marketing and operations employees.

Write-down of Contract Rights and Installation Assets. For the three months ended September 30, 1996, MetroVision recorded a charge of $607,761 to reduce the carrying value of certain purchased contract rights, and installation equipment for the New York area airports and The Massachusetts Bay Transit Authority ("MBTA") to their net realizable value. Pursuant to the notification by the Port Authority of is intent to terminate the contract and MetroVision's decision to halt construction of the MBTA installation related to litigation and the inability to generate significant revenues, MetroVision has recorded a charge to recognize the impairment in the value of long lived assets.

Other Expenses. Other expenses primarily include depreciation and interest expense on a note payable to National HealthCare L.P. Other expenses for the three months ended September 30, 1997 were $108,000, a decrease of 55.7% or $136,000 from other expenses of $244,000 for the three months ended September 30, 1996. This decrease is primarily the result of a reduction in depreciation expense associated with the significant nonrecurring writedowns of the Company's operating equipment to their net realizable value during the three months ended September 30, 1996.


Nine Months Ended September 30, 1997 Compared to Nine Months
                  Ended September 30, 1996


The 1996 historical period includes nine months of operations of York Hannover Pharmaceuticals, Inc. and no operations of MetroVision due to the purchase accounting treatment effective April 1, 1997. The 1997 historical period includes nine months of operations of York Hannover Pharmaceuticals, Inc. and six months of operations of MetroVision subsequent to the Merger. As a result, for purposes of Management's Discussion and Analysis, the following unaudited pro forma income statement information has been presented to reflect nine months of operations of both entities. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Merger been consummated on January 1, 1996 nor are they necessarily indicative of future operating results. The following summarized unaudited pro forma income statement information for the Company is presented as though the Merger had been entered into on January 1, 1996:



                                Pro Forma     Pro Forma
                               Nine Months   Nine Months
                                  Ended         Ended
                              September 30, September 30,
                                  1996           1997

Net Revenues                      $917,000      $1,050,000
Cost of sales                      286,000         182,000
Selling, General and
  administrative                   628,000         664,000
Other Expenses                     583,000         393,000
Write-down of contract rights
and installation assets            608,000             - -
Net Income (loss)               (1,188,000)       (189,000)
Less: preferred stock
dividend requirements              135,000)       (135,000)
Net Loss applicable to common
  stock                        ($1,323,000)      ($324,000)



The pro forma adjustments include the elimination of the effects of York Hannover's operations that were spun-off prior to the Merger and the effect of all necessary purchase accounting adjustments.


Net Revenues. Net Revenues for the nine months ended September 30, 1997 were $1,050,000, an increase of 14.5% or $133,000 from net revenues of $917,000 for the nine months ended September 30, 1996. This increase in net revenues for the nine months ended September 30, 1997 was associated with an increase in earnings from York Hannover Partnership, partially offset by a decrease in advertising, news provider and system sales revenues.

Cost of Sales. Cost of sales for the nine months ended September 30, 1997 were $182,000, a decrease of 36.3% or $104,000 from cost of sales of $286,000 for the nine months ended September 30, 1996. This decrease was primarily the result of a decrease in software licensing fees and costs associated with system sales as the Company redirects its focus to the business of York Hannover Pharmaceuticals, Inc. following the Merger.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1997 were $664,000, an increase of 5.7% or $36,000 from selling, general and administrative expenses of $628,000 for the nine months ended September 30, 1996. This increase was primarily attributable to costs incurred in connection with the merger of the Company with York Hannover Pharmaceuticals, Inc. partially offset by a decrease in salaries, wages and related employee costs resulting from reductions in sales, marketing and operations employees.

Write-down of Contract Rights and Installation Assets. For the nine months ended September 30, 1996, MetroVision recorded a charge of $607,761 to reduce the carrying value of certain contract rights, and installation equipment for the New York area airports and The Massachusetts Bay Transit Authority ("MBTA") to their net realizable value. Pursuant to the notification by the Port Authority of is intent to terminate the contract and MetroVision's decision to halt construction of the MBTA installation related to litigation and the inability to generate significant revenues, MetroVision has recorded a charge to recognize the impairment in the value of long lived assets.

Other Expenses. Other expenses primarily include depreciation and interest expense on a note payable to National HealthCare L.P. Other expenses for the nine months ended September 30, 1997 were $393,000, a decrease 32.6% or $190,000 from other expenses of $583,000 for the nine months ended September 30, 1996. This decrease was primarily the result of a decrease in depreciation expense as a result of the significant nonrecurring writedowns of the Company's operating equipment to their net realizable value during the nine months ended September 30, 1996.




Liquidity and Sources of Capital

The following discussion regarding liquidity and sources of capital is derived from the historical balance sheet of York Hannover and does not include MetroVision's December 31, 1996 balance sheet accounts due to the purchase accounting treatment effective April 1, 1997.

At September 30, 1997, the Company had negative working capital of $3,145,122 and a ratio of current assets to current liabilities of (.03) as compared to (.28) at December 31, 1996. Cash was $58,291 at December 31, 1996 and $4,538 at September 30, 1997. Marketable securities decreased $446,041 to $0 at September 30, 1997 from $446,041 at December 31, 1996. In January and February 1997, the Company received proceeds aggregating to $399,198 from the sale of its Marketable Securities. These funds were primarily used to repay margin loans of $275,537, notes payable to former shareholders of $94,199 and other operating expenses. Retained deficit increased $46,244 from $2,201,928 at December 31, 1996 to $2,248,172 at September
30, 1997. This increase is the result of the net loss for the period ending September 30, 1997.

On March 10, 1997, the Company entered into an agreement with an unaffiliated third party pursuant to which such party was granted an option to purchase the operating and fixed assets of MetroVision constituting the Commuter Channel assets for an aggregate of $400,000 in cash and debentures. This option automatically expired September 1, 1997. The Company received $25,000 in consideration for the option.

On  March  21, 1997, the Company borrowed $14,750  from  the
Company's former President (who is also a director of the Company). The loan was repaid with accrued interest at 10%. In consideration of the promissory note, the Company issued 40,710 common stock purchase warrants at $.125 per share. The exercise price represents the fair market value of the Company's common stock on the date of grant. The warrants expire in March 2002.

As of September 30, 1997, the Company has received unsecured loans from affiliates totaling $477,431. These loans, including all accrued and unpaid interest at a rate of 10% per annum, are due no later than May 1, 1998. No consideration was given for this loan.

The Company has entered into an agreement wherein it has received purchase orders amounting to approximately $1.3 million with New Jersey Transit to install and maintain approximately 21 transit stations, of which $1,028,000 has been received to date.

As  of  September 30, 1997, the Company's primary asset  was
its   ownership   of  a  40%  interest  in   York   Hannover
Partnership. For the nine months ended September 30, 1997, the Company's net income from the Partnership totaled $637,708. As a result of the Partnerships obligation to repay loans made by its majority partner pursuant to the Partnership Agreement, the Company has received proceeds of $80,000 in 1997. In as much as the Company will continue to have a high level of operating expenses (including the salaries and benefits of executive, marketing, and other
personnel),  the  Company   anticipates  that   losses  will
continue until the Company generates sufficient revenues to offset its operating costs. The Company is not currently generating sufficient cash flow to fund its operations and is
dependent  on  other  financing  in  order  to  sustain   its
operations. To date, such financing has been received from affiliates of the Company and the Company is dependent upon
such  financing  to   meet  its  obligations.   The   Company
believes   that the  generation  of   revenues  to  meet  its
obligations without external financing will be substantially dependent upon the success of any business opportunities of which the Company identifies following the recently completed
merger   with  York  Hannover  as  well  as  from revenues in
distribution from York Hannover  Partnership.  There  can  be
no assurance, however, that the  Company  will   be successful
in   its  new  business  endeavors  or   be able  to  generate
significantly increased revenues or ever achieve profitable operations.

In the event the Company's plans change or its assumptions change or prove inaccurate or projected cash flows prove to be insufficient to fund operations, the Company would be required to seek additional financing. The Company has no current arrangements with respect to or sources of additional financing except for the current working capital affiliated financing, and there can be no assurance that any financing will be available to the Company on commercially reasonable terms, if at all. Any inability to obtain additional financing will likely have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations. The Company had outstanding as of September 30, 1997 a term loan of $1,950,371 due to NHCLP. Although the stated maturity date of the indebtedness due NHCLP is January 1999, the Company is currently not in compliance with certain covenants under the loan agreement relating to indebtedness, principally relating to its failure to maintain positive working capital. As a result of such noncompliance, the $1,950,371 principal amount, together with accrued interest thereon, is due December 1997. The Company does not possess the financial resources necessary to meet this payment obligation absent of obtaining external financing, whether from an equity offering or otherwise. In the event the Company is unable to meet this payment obligation, or if the loan is not renegotiated, NHCLP, as a secured creditor, has the right to take possession of or otherwise sell the 40% partnership interest in the York Hannover Partnership in satisfaction of the indebtedness and may seek recourse against the Company's other assets, if necessary.

As  a  minority partner, the Company does not  have  control
over  distributions made by York Hannover Partnership.   All
Partnership   distributions  are   also   subject   to   the
availability of York Hannover Partnership cash.





                 PART II - OTHER INFORMATION

             METROVISION OF NORTH AMERICA, INC.




Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits. None.


(b) No Reports on Form 8-K were filed during the three months ended September 30, 1997.


             METROVISION OF NORTH AMERICA, INC.

                         SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            METROVISION OF NORTH AMERICA, INC.
                                       (Registrant)

Date:  Nov 13, 1997                 /s/Thomas M. Clarke
                                Thomas M. Clarke, President
                                 (Duly authorized Officer)


Date: Nov 13, 1997                 /s/ David M. Fancher
                                     David M. Fancher
                                  Chief Financial Officer
                             (Principal Financial & Accounting
                                         Officer)
METROVISION OF NORTH AMERICA, INC. June 30

SIGNATURES




     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            METROVISION OF NORTH AMERICA, INC.
                                       (Registrant)

Date:  Nov 13, 1997
                               Thomas M. Clarke, President
                                (Duly Authorized Officer)


Date: Nov 13, 1997
                                     David M. Fancher
                                 Chief Financial Officer
                            (Principal Financial & Accounting
                                         Officer)