Form 10KSB
period 1997-12-31
METROVISION OF NORTH AMERICA INC
filed 1998-04-15
CIK 880581

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
	EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from ______________ to
______________

Commission file number 0-19685

METROVISION OF NORTH AMERICA, INC.
(Exact name of registrant as specified in its charter)

New York		16-1276525
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

75 South Church Street, Pittsfield, MA	01201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  413-448-
2111

Securities registered pursuant to Section 12(b) of the Act:
	None.
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

Units consisting of six shares of Common Stock
(Title of Class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []



	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB [ X ]



	As of April 10, 1998, 5,574,275 shares of common stock were outstanding. The aggregate market value of the voting stock held by persons who are not officers or directors (or their affiliates) of the Registrant, including 646,535 shares of 5% Series A Convertible Preferred Stock which is convertible into 140,985 shares of common stock, based on the average bid and asked prices of the common stock on April 10, 1998 as quoted on the electronic bulletin board commonly referred to as the "pink sheets", held by non-affiliates of the Registrant was approximately $459,326.



ITEM 1.	BUSINESS

Recent Developments

	On April 1, 1997, MetroVision of North America, Inc. ("MetroVision" or "the Company") consummated a merger (the "Merger") as a result of which York Hannover Pharmaceuticals, Inc. ("York Hannover"), a Florida corporation, merged with and into the Company, with the Company as the surviving corporation, pursuant to an Agreement and Plan of Merger dated as of May 10, 1996 among the Company and York Hannover (the "Merger Agreement"). Under the terms of the Merger Agreement, York Hannover distributed all of its assets and liabilities to Stockbridge Investment Partners, Inc. prior to the Merger except for York Hannover's 40% interest in York Hannover Partnership and York Hannover's outstanding debt under a National HealthCare Corporation Promissory Note and related accrued interest. Pursuant to the Merger Agreement, among other things: (i) the Company changed its corporate name to York Hannover Health Care, Inc. (subject to receipt of all necessary regulatory consents which are still pending); and (ii) each share of York Hannover Pharmaceuticals, Inc. Common Stock outstanding on April 1, 1997 was converted into 4,000 shares of the Company's Common Stock, or an aggregate of 4,000,000 shares of Common Stock, constituting approximately 71.8% of the shares of Common Stock outstanding after giving effect to the Merger.

	On November 30, 1997, the Company announced its plans to discontinue its MetroVision Commuter Channel media operations, effective February 28, 1998. The Company will shut-down the operations and will not receive any proceeds related to the shut-down. The Company is currently negotiating settlement agreements with various customers due to the Company's decision to terminate its media operations.
In management's opinion, adequate provision has been made for any material loss resulting from the fulfillment of these service commitments. However, events unknown at this time related to the termination of the media operations may subsequently arise which could have a material adverse impact on the Company.

	The Company is seeking to sell substantially all of its assets to Bay Pharmacies, Inc. by selling its 40% equity interest in York Hannover Partnership ("York Interest").

	If the sale of the York Interest (the "Sale") is completed, the Company's strategic focus will be significantly altered. The Company will apply the proceeds of the Sale to pay off a secured loan to National HealthCare Corporation ("NHC") and certain other unsecured liabilities of the Company; and if the remaining proceeds of the Sale, if any, are sufficient, to seek to maximize shareholder value of the Company through entering into a business combination or other transaction realizing the value of the Company's public capital structure. If the proceeds of the Sale are not sufficient to pay its current liabilities, the Company may be forced to seek additional financing or sources of capital and explore other strategic opportunities, including bankruptcy protection. The Company's liabilities (the "Liabilities") include a secured loan to NHC, accounts payable, legal, accounting and printing expenses incurred in connection with the Sale, liabilities related to the winding up of the Commuter Channel business and a working capital loan to Lenox Healthcare Inc., an affiliate of Mr. Thomas M. Clarke, the Company's President. The Company believes that the sale of the York Interest will allow the Company to maximize the value of its assets for the benefit of creditors and shareholders.

	Because the Sale may constitute a "voluntary liquidation" under the Company's Certificate of Incorporation, upon completion of the Sale, holders of the Company's 5% Preferred Stock could potentially be entitled to payment of the liquidation preference ("Liquidation Preference") on the Company's 5% Preferred Stock which would be paid from the proceeds of the Sale remaining after the payment of the Liabilities. Any amounts remaining thereafter, which are not anticipated, would be distributed to holders of the Company's Common Stock.

	York Hannover Pharmaceuticals, Inc. ("York Hannover") was incorporated under the laws of the State of Florida on June 20, 1990. On July 24, 1990, York Hannover's shares were transferred to York Hannover Leisure Properties, Inc. ("YHLPI"), a Florida corporation and a wholly owned subsidiary of Progressive Investments International, Inc. ("Progressive"). On December 17, 1993, Stockbridge Investment Partners, Inc. ("Stockbridge"), a Florida corporation, purchased the stock of Progressive and concurrent with the acquisition, merged with Progressive and renamed it Stockbridge Investment Partners, Inc. Prior to August 1, 1995, York Hannover provided institutional pharmacy service, infusion therapy, urological, enteral and general medical supplies to licensed nursing facilities, hospitals, correction facilities and retirement facilities throughout the State of Florida. On August 1, 1995, York Hannover formed a partnership with United Professional Companies, Inc. ("UPC"), a Delaware corporation, named York Hannover Partnership (the "Partnership") which now provides the above-mentioned services.

Business

	York Hannover Partnership purchases, repackages and dispenses prescription and non prescription medication in accordance with physician orders and delivers such prescriptions at least daily to the nursing facility for administration to individual patients by the facility's nursing staff. York Hannover Partnership currently services 55 nursing homes from its centralized pharmacy located in Brooksville, Florida. York Hannover Partnership maintains a 24-hour, on-call pharmacist service 365 days per year for emergency dispensing and delivery or for consultation with the facility's staff or attending physician.

	Upon receipt of a prescription, the relevant patient information is entered into York Hannover Partnership's computerized dispensing and billing systems. At that time, the dispensing system will check the prescription for any potentially adverse drug interactions or patient sensitivity. When required and/or specifically requested by the physician or patient, branded drugs are dispensed; generic drugs are substituted in accordance with applicable state and federal laws and as requested by the physician or patient.

	York Hannover Partnership utilizes a "unit dose" distribution system. Most of its prescriptions are filled utilizing specialized unit-of-use packaging and delivery systems. Maintenance medications are typically provided in 30-day supplies utilizing either a box unit dose system or unit dose punch card system. The unit dose system, preferred over the bulk delivery systems employed by retail pharmacies, improves control over drugs in the nursing facility and improves patent compliance with drug therapy by increasing the accuracy and timeliness of drug administration.

	Integral to York Hannover Partnership's drug distribution system is its computerized medical records and documentation system. York Hannover Partnership provides to the facility computerized medication administration records and physician's order sheets and treatment records for each patient. Data extracted from these computerized records are also formulated into monthly management reports on patient care and quality assurance. The computerized documentation system in combination with the unit dose drug delivery system results in greater efficiency in nursing time, improved control, reduced drug waste in the facility and lower error rates in both dispensing and administration. These benefits improve drug efficacy and result in fewer drug-related hospitalizations.

Consultant Pharmacist Services

	Federal and state regulations mandate that nursing facilities in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of patient care. The Omnibus Budget Reconciliation Act ("OBRA") implemented in 1990 seeks to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage.

	York Hannover Partnership provides consultant pharmacist services which help clients comply with such federal and state regulations applicable to nursing homes. The services offered by York Hannover Partnership's consultant pharmacist include: (i) comprehensive, monthly drug regimen reviews for each patient in the facility to assess the appropriateness and efficacy of drug therapies, including a review of the patient's medical records, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies or discontinuing unnecessary drugs; (ii) participation on the Pharmacy and Therapeutics, Quality Assurance and other committees of client nursing facilities as well as periodic involvement in staff meetings; (iii) monthly inspection of medication carts and storage room; (iv) monitoring and monthly reporting on facility-wide drug usage and drug administration systems and practices; (v) development and maintenance of pharmaceutical policy and procedures manuals; and (vi) assistance to the nursing facility in complying with state and federal regulations as they pertain to patient care.

Ancillary Services

	York Hannover Partnership provides the following ancillary products and services to nursing facilities:

	Infusion Therapy Products and Services. York Hannover Partnership provides infusion therapy support services for residents in its client nursing facilities. Infusion therapy consists of the product (a nutrient, antibiotic, chemotherapy or other drugs in solution) and the intravenous administration of the product. York Hannover Partnership prepares the product to be administered using proper equipment in a sterile environment and then delivers the product to the nursing home for administration by the nursing staff. Proper administration of intravenous ("IV") drug therapy requires a highly trained nursing staff. York Hannover Partnership's consultant pharmacists and nurse consultants operate an education and certification program on IV therapy to assure proper staff training and compliance with regulatory requirements in client facilities offering an IV program.

	By providing an infusion therapy program, York Hannover Partnership enables its client nursing facilities to admit and retain patients who otherwise would need to be cared for in an acute-care facility. York Hannover Partnership believes that by providing these high acuity pharmacy services it has a competitive advantage over other pharmacy providers. The most common infusion therapies York Hannover Partnership provides are total prenatal nutrition, antibiotic therapy, chemotherapy, pain management and hydration.

	Wholesale Medical Supplies/Medicare Part B Billing. York Hannover Partnership distributes disposable medical supplies, including urological, ostomy, nutritional support and wound care products and other disposables needed in the nursing home environment. In addition, York Hannover Partnership provides direct Medicare billing services for certain of these product lines for patients eligible under the Medicare Part B program. As part of this service, York Hannover Partnership determines patient eligibility, obtains certifications, orders products and maintains inventory on
behalf of the nursing facility.    York Hannover Partnership
also contracts to act as billing agent for certain nursing homes that supply these products directly to the patient.

	Other Services. York Hannover Partnership's majority partner, United Professional Companies, Inc. ("UPC"), also provides respiratory therapy products and durable medical equipment for its clients in certain of its market areas. York Hannover Partnership continues to review the expansion of these as well as other products and services that may further enhance the ability of its client nursing facilities to care for their residents in a cost effective manner.

Product and Market Development

	York Hannover Partnership's pharmacy business engages in a continuing program for the development of new services and the marketing thereof. New service and new market development are important factors for the growth of this business. Any new service or marketing effort, including those in the developmental stage, could require the investment of a material portion of York Hannover
Partnership's assets.

Materials/Supply

	York Hannover Partnership purchases pharmaceuticals through a wholesale distributor with whom it has a prime vendor contract and under contracts negotiated directly with pharmaceutical manufacturers. York Hannover Partnership also is a member of industry buying groups which contract with manufacturers for discounted prices based on volume which are passed through to York Hannover Partnership by its wholesale distributor. York Hannover Partnership has numerous sources of supply available to it and has not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of its business.

Patents, Trademarks and Licenses

	York Hannover Partnership's business operations are not dependent upon any material patents, trademarks or licenses.

Inventories

	York Hannover Partnership's centralized pharmacy maintains adequate on-site inventories of pharmaceuticals and supplies to ensure prompt delivery service to its customers. Inventories on hand are not considered to be high by industry standards. York Hannover Partnership's primary wholesale distributor also maintains a local warehouse.

Competition

	By its nature, the long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive. In the geographic region it serves, York Hannover Partnership competes with numerous local retail pharmacies, local and regional institutional pharmacies and pharmacies owned by long-term care facilities. York Hannover Partnership competes in this market on the basis of quality, cost-effectiveness and the increasingly comprehensive and specialized nature of its services along with the clinical expertise, pharmaceutical technology and professional support if offers.

Government Regulation

	Institutional pharmacies, as well as the long-term care facilities they serve, are subject to extensive Federal, state and local regulation. These regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. York Hannover Partnership continuously monitors the effect of regulatory activity on its operations.

	Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. York Hannover Partnership currently has a pharmacy license in the State of Florida in which it operates a pharmacy. In addition, York Hannover Partnership's pharmacy is registered with the appropriate state and Federal authorities pursuant to statutes governing the regulation of controlled substances.

	Client nursing facilities are also separately required to be licensed in the states in which they operate and, if service Medicare of Medicaid patients, must be certified to be in compliance with applicable program participation requirements. Client nursing facilities are also subject to the nursing home reforms of the Omnibus Budget Reconciliation Act of 1987, which imposed strict compliance standards relating to quality of care for nursing home operations, including vastly increased documentation and reporting requirements. In addition, pharmacists, nurses and other health care professionals who provide services on York Hannover Partnership's behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards and conduct.

	Federal and State Laws Affecting the Repackaging. Labeling, and Interstate Shipping of Drugs. Federal and state laws impose certain repackaging, labeling, and package insert requirements on pharmacies that repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to patients at retail. A drug repackager must register with the Food and Drug Administration. York Hannover Partnership holds all required registrations and licenses, and its prepackaging operations are in compliance with applicable state and Federal requirements.

	Medicare and Medicaid. The nursing home pharmacy business has long operated under regulatory and cost containment pressures from state and Federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

	As is the case for nursing home services generally, York Hannover Partnership receives reimbursement from Medicaid and Medicare programs, directly from individual residents
(private pay), and from other payors such as third-party insurers. York Hannover Partnership believes that its reimbursement mix is in line with nursing home expenditures nationally. For the year ended December 31, 1997, York
Hannover Partnership's payor mix was approximately as follows: 39% private pay and nursing homes, 32% Medicaid, 26% Medicare and 3% insurance and other private sources.

	For those patients who are not covered by government-sponsored programs or private insurance, York Hannover Partnership generally directly bills the patient or the patient's responsible party on a monthly basis. York Hannover Partnership may alternatively bill private patients through the nursing facility. Pricing for private pay patients is based on prevailing regional market rates of "usual and customary" charges.

	The Medicaid program is a cooperative Federal-state program designed to enable states to provide medical assistance to aged, blind, or disabled individuals, or members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive Federal funds, a state must submit a Medicaid "state plan" to the Secretary of the Department of Health and Human Services ("HHS") for approval. The Federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration.

	Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given broad authority, subject to certain standards, to limit or specify conditions to the coverage of particular drugs. Second, Federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific requirements for nursing facilities relating to drug regimen reviews for Medicaid patients in such facilities. Recent regulations clarify that, under Federal law, a pharmacy is not required to meet the general standards for drugs dispensed to nursing facility residents if the nursing facility complies with the drug regimen review requirements. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general standards, regardless of whether the nursing facility satisfies the drug regimen review requirement. Florida, the state in which the York Hannover Partnership operates currently, requires its pharmacy to comply therewith.

	Third, Federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients. In addition to requirements imposes by Federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs which may affect the Partnership's operations. For example, some states have enacted "freedom of choice" requirements which may prohibit a nursing facility from requiring its residents to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the nursing home. Such limitations may increase the competition which York Hannover Partnership faces in providing services to nursing facility patients.

	The Medicare program is a Federally funded and administered health insurance program for individuals age 65 and over or who are disabled. The Medicare program consists of two parts: Part A, which covers, among other things, inpatient hospital, skilled nursing facility, home health care and certain other types of health care services; and Medicare Part B, which covers physicians' services, outpatient services, and certain items and services provided by medical suppliers. Medicare Part B also covers a limited number of specifically designated prescription drugs, The Medicare program establishes certain requirements for participation of providers and suppliers in the Medicare program. Pharmacies are not subject to such certification requirements. Skilled nursing facilities and suppliers of medical equipment and supplies, however, are subject to specified standards. Failure to comply with these requirements and standards may adversely affect an entity's ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries.

	The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect York Hannover Partnership's business. There can be no assurance that payments for pharmaceutical supplies and services under governmental reimbursement programs will continue to be based on the current methodology or remain comparable to present levels. In this regard, York Hannover Partnership may be subject to rate reductions as a result of federal budgetary legislation related to the Medicare and Medicaid programs.
In addition, various state Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment delays to York Hannover Partnership. To date, York Hannover Partnership has not experienced any material adverse effect due to any such budgetary shortfall. In addition, the failure, even if inadvertent, of York Hannover Partnership and/or its client institutions to comply with applicable reimbursement regulations could adversely affect York Hannover Partnership's business. Additionally, changes in such reimbursement programs or in regulations related thereto, such as reductions in the allowable reimbursement levels, modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicaid and Medicare expenditures, could adversely affect York Hannover Partnership's business.

	Referral Restrictions. The Company is subject to Federal and state laws which govern financial and other arrangements between health care providers. These laws include the Federal anti-kickback statute, which was originally enacted in 1977 and amended in 1987, and which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by Medicare of Medicaid. Violations of these laws may result in fines, imprisonment, and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct within the statute.

	Federal regulations establish "safe harbors," which give immunity from criminal or civil penalties to parties in good faith compliance. While the failure to satisfy all criteria for a safe harbor does not mean that an arrangement violates the statute, it may subject the arrangement to review by the HHS Office of Inspector General ("OIG"), which is charged with administering the Federal anti-kickback statute. There are no procedures for obtaining binding interpretations or advisory opinions from the OIG on the application of the Federal anti-kickback statute to an arrangement or its qualification for a safe harbor upon which York Hannover Partnership can rely.

	The OIG issues "Fraud Alerts" identifying certain questionable arrangements and practices which it believes may implicate the Federal anti-kickback statute. The OIG has issued a Fraud Alert providing its views on certain joint venture and contractual arrangements between health care providers. The OIG also issued a Fraud Alert concerning prescription drug marketing practices that could potentially violate the Federal statute. Pharmaceutical marketing activities may implicate the Federal anti-kickback statute because drugs are often reimbursed under the Medicaid program. According to the Fraud Alert, examples of practices that may implicate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product.

	In addition, a number of states have recently undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arose under state consumer protection laws which generally prohibit false advertising, deceptive trade practices, and the like. York Hannover Partnership believes its contract arrangements with other health care providers, its pharmaceutical suppliers and its pharmacy practices are in compliance with these laws. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with York Hannover
Partnership's interpretation and application.

	Health Care Reform and Federal Budget Legislation. The Clinton administration and members of Congress have proposed plans to reform the health care system. Currently, Congress is considering such reforms in the context of Federal budget reconciliation legislation. This legislation could result in significant reductions in payments to providers under the Medicare program and a complete restructuring and reduced payments to providers under the Medicaid program. With respect to Medicare, proposals include establishment of a prospective payment system for Skilled Nursing Facilities ("SNFs"); limits on payments to Medicare SNFs for certain non-routine services, including, among others, prescription drugs, diagnostic services, and physical therapy and other rehabilitative services; requiring consolidated billing by a SNF and all Part A and B claims for SNF residents; and other limits on reimbursement of costs for Medicare SNF services.
If enacted, there can be no assurance that such proposals would not have a material adverse effect on the business of York Hannover Partnership. While budget negotiations are continuing, the future of any reform proposals in Congress is unknown.

	In addition, a number of states have enacted and are considering various health care reforms, including reforms through Medicaid demonstration projects. Federal law allows HHS to authorize waivers of Federal Medicaid program requirements, including requirements relating to coverage, free choice of providers and payment for health care services, in connection with state demonstration projects that promote Medicaid program objectives. HHS published procedures and public notice requirements designed to open the waiver approval process to public comment and to expedite processing. Legal actions have been initiated challenging the waiver process and the authority of HHS to approve waivers for broad-based Medicaid managed care programs. The Federal budget legislation restructuring the Medicaid program would effectively eliminate Medicaid managed care demonstration projects.

	Several state Medicaid programs have established mandatory statewide managed care programs for Medicaid beneficiaries to control costs through negotiated or capitated rates, as opposed to traditional cost-based reimbursement for Medicaid services, and propose to use savings achieved through these programs to expand coverage to those not previously eligible for Medicaid. HHS has approved waivers for statewide managed care demonstration projects in several states, and are pending for several other states. These demonstration projects generally exempt institutionalized care, including nursing facility services, from the programs. York Hannover Partnership is unable to predict what impact, if any, future projects might have on its operations. Because there are currently various reform proposals under consideration at the Federal and state levels, it is uncertain at this time what health care reform initiatives, if any, will be implemented, or whether there will be other changes in the administration of governmental health care programs or interpretations of governmental policies or other changes affecting the health care system. There can be no assurance that future health care of budget legislation or other changes will not have an adverse effect on the business of York Hannover Partnership.

Employees

	As of December 31, 1997, York Hannover Partnership employed 56 persons, including one in an executive position, 20 pharmacists and pharmacy technicians, three administrators and 32 other supporting services. None of such individuals are covered by a collective bargaining agreement. York Hannover Partnership believes that the relationship with its employees is satisfactory.

Environmental Matters

	In operating it facility, York Hannover Partnership makes every effort to comply with pollution control laws. No major difficulties have been encountered in effecting compliance. No material capital expenditures for environmental control facilities are expected. While York Hannover Partnership cannot predict the effect which any future legislation, regulations, or interpretations may have upon its operations, it does not anticipate any changes that would have a material adverse impact on its operations.

Commuter Channel

	The Company owns and operates the Commuter Channel, a video cable network for the mass transit industry. The Commuter Channel displays a program cycle of generally 10 to 12 minutes which is segmented into information from transit authorities, news, weather, sports and entertainment headlines and advertising. Broadcasts on the Commuter Channel are displayed 24 hours a day, seven days a week, on high-resolution video display monitors and projection screens situated on rail platforms and in passenger waiting areas. The Commuter Channel is currently installed in the Port Authority Trans Hudson ("PATH") system in New York and New Jersey, the Southeastern Pennsylvania Transit Authority ("SEPTA") system in Philadelphia, Pennsylvania, the Massachusetts Bay Transit Authority ("MBTA") and the Bay Area Rapid Transit ("BART") system in the San Francisco Bay area in California. On November 30, 1997, The Board of Directors voted to terminate the Company's ownership and operation of the Commuter Channel. Accordingly, the Company is currently ceasing operation of the Commuter Channel and negotiating the termination of contractual obligations.

ITEM 2.	PROPERTIES

	The Company's headquarters are located at 75 South
Church Street, Suite 650, Pittsfield, Massachusetts, 01201.

ITEM 3.	LEGAL PROCEEDINGS

	On July 15, 1997, Paramount Metal Finishing Company, Inc. (the "Plaintiff"), filed a complaint against MetroVision, and one other defendant in the Superior Court of Union County, New Jersey (Civil Action No. UNN-L-399297), alleging monies due by MetroVision related to certain services and goods provided in the amount $16,912, which indebtedness is recorded on MetroVision's consolidated balance sheet at December 31, 1997. The Plaintiff sought damages in the aggregate amount of $22,770.16, which included interest thereon, court costs and counsel fees. On September 3, 1997, a Final Judgment was entered against MetroVision in the amount of $22,770.16. On November 21, 1997, a Default Judgment was entered in the amount of $22,770.16 against the Company and Lenox Healthcare, Inc. ("Lenox"). As of March 22, 1998, MetroVision has paid to the Plaintiff $17,000. MetroVision is currently in default of this judgment. Except as stated above, MetroVision is not party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

	MetroVision's Common Stock is traded on the over-the-counter market under the symbol "MVNA". Until May 22, 1996, the Common Stock was included for quotation on the Nasdaq SmallCap Market. On that date, the Common Stock was delisted from the Small Cap Market for failing to meet certain listing criteria. Consequently, since May 23, 1996, the Common Stock has traded on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap listing requirements. The following table sets forth (for the periods indicated) the range of high and low bid prices for the Common Stock as reported by Nasdaq on the SmallCap Market prior to May 23, 1996 and as reported on the electronic bulletin board thereafter. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Price Per Share
1998	High	Low
1st Quarter	9/32	1/4

1997
4th Quarter	3/8	1/4
3rd Quarter	1/2	3/8
2nd Quarter	1 1/4	5/8
1st Quarter	1 1/4	5/8

1996
4th Quarter	5/8	5/8
3rd Quarter	1 1/8	5/8
2nd Quarter	2 1/4	5/8
1st Quarter	1 5/8	5/8

	As of April 10, 1998 there were 5,574,275 shares of Common Stock, held of record by approximately 166 holders. The Company believes that certain holders of record hold for significantly more beneficial owners. The closing bid price for the Company's Common Stock on April 10, 1998 was $0.25.

	To date, the Company has not paid any dividends on its Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors. The Company does not expect to declare or pay any dividends in the foreseeable future. Further, payment of dividends on the Common Stock will be subject to the prior payment of dividends on the shares of 5% Preferred Stock, which dividends are payable cumulatively in arrears.

ITEM 6.	SELECTED FINANCIAL DATA

	The following selected financial data is derived from the Consolidated Financial Statements of the Company. On April 1, 1997, the Company consummated a merger with York Hannover that has been accounted for as a reverse acquisition of the Company by York Hannover under the purchase method of accounting as prescribed by APB Opinion 16. Accordingly, the historical financial statements of the Company prior to the merger have been changed to reflect the historical financial statements of York Hannover. The data should be read in conjunction with the Consolidated Financial Statements, related Notes, and other financial information included herein.

Statement of Operations Data :
           Summary Historical Condensed Financial Data
                         (In Thousands)
                     Year Ended December 31,

                                     	1993(1)  	1994      	1995
Statement of Operations Data:
Net patient revenues                 	$3,466	  $4,260    	$2,673
Equity in earnings of
York Hannover  Partnership               	--	    		--	      	104

Total revenues	                        3,466   	4,260     	2,777
Cost of patient revenues             	(1,924) 	(2,396)   	(1,392)
Selling, general and
     administrative                    	(950) 	(1,128)   	(1,546)
Depreciation and amortization
     expense                           	(476)    	(82)      	(45)
Amortization of deferred
     revenue                             	--      	--        	55
Other income (expense)                   	--      	--       	118
Interest expense, net                  	(159)   	(319)     	(290)
Income tax provision                     	--      	--        	--
Discontinued operations,
   net of tax                            	--      	--        	--
Net income (loss)                      	$(43)   	$335     	$(323)

(1)	Reflects operations of predecessor entity prior to
purchase by York Hannover in December 1993 and does not represent the ongoing operations after the purchase.

                                       Year Ended December 31,

                                             	1996     	1997
Statement of Operations Data:
Net patient revenues                          	$--      	$--
Equity in earnings of York
     Hannover  Partnership                  			448	     	768
Total revenues                                	448      	768
Cost of patient revenues                       	--       	--
Selling, general and
     administrative                          	(391)    	(329)
Depreciation and
     amortization expense                      	--       	--
Amortization of deferred
     revenue                                  	133       	33
Other income (expense)                        	121      	(19)
Interest expense, net                        	(290)    	(292)
Income tax provision                          	(19)     	(61)
Discontinued operations,
     net of tax                                	--   	(1,438)
Net income (loss)                              	$2  	($1,338)



                  Summary Historical Financial Data

                           (In Thousands)

                       Year Ended December 31,

                                  	1993    	1994    	1995
Balance Sheet Data:
Working capital
   (deficit) (1)                  	$430     	$34   	$(192)
Total assets                       	842   	1,335   	1,240
Short-term debt                     	--     	771     	174
Long-term debt (excluding
     current portion)            	2,713   	1,924   	2,180
(1)The Company has a history of operating losses and has a working capital deficit and a deficit in common stockholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See Note 2 of Notes to Financial Statements.

                         Year Ended December 31,

                                           	1996    	1997
Balance Sheet Data:
Working capital
    (deficit) (1)                       	$(3,341)  $(3,726)
Total assets                              	1,632    	1,269
Short-term debt                           	2,751    	2,547
Long-term debt (excluding
    current portion)                         	--       	--


	As of December 31, 1997 the Company has received loans from affiliates totaling $596,957. These loans, including all accrued and unpaid interest, are due no later than May 1, 1998.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

Twelve Months Ended December 31, 1997 Compared to Twelve
Months Ended December 31, 1996

	On April 1, 1997, MetroVision of North America, Inc.
 consummated a merger with
York Hannover that has been accounted for as a reverse acquisition of MetroVision by York Hannover under the purchase method of accounting as prescribed by APB Opinion
16. Hereinafter the "Company" refers to York Hannover and its acquired business MetroVision.
Accordingly, the historical financial statements of the Company prior to the merger have been changed to reflect the historical financial statements of York Hannover after giving effect to a recapitalization of the historical stockholders' equity of York Hannover. Therefore, the 1997 historical period includes twelve months of operations of York Hannover and nine months of operations of MetroVision. The 1996 historical period represents the operations of York Hannover.

On November 30, 1997 the Company announced its plans to discontinue its MetroVision media operations, effective February 28, 1998. The Company will shut-down the operations and will not receive any proceeds related to the shutdown. As a result of the discontinuance, the related assets, liabilities and results of operations are segregated in the consolidated statement of operations and cash flows. Net revenue and operating expenses have been reclassified for amounts associated with the discontinued operations. net revenues attributable to the discontinued operations were $329,203 in 1997.


Net Revenues. Net Revenues for the twelve months ended December 31, 1997, were $768,017 an increase of 71.5% or $320,172 from net revenues of $447,845 for the twelve months ended December 31, 1996. This increase in net revenues for the twelve months ended December 31, 1997 was attributable to an increase in equity in earnings from York Hannover Partnership.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the twelve months ended December 31, 1997, were $254,197, an increase of 95.5% or $124,186 from selling, general and administrative expenses of $130,011 for the twelve months ended December 31, 1996. This increase was primarily attributable to increases in costs incurred in connection with the merger of MetroVision with York Hannover.

Management Fees. Management fees for the twelve months ended December 31, 1997, were $75,000, a decrease of 71% or $186,00 from management fees of $261,000 for the twelve months ended December 31, 1996. This decrease was attributable to the reduction in management fees as a result of the merger.

Other Expenses. Other expenses primarily include interest expense on a note payable to National HealthCare Corporation partially offset by the amortization of a Non-Compete Agreement. Other net expenses for the twelve months ended December 31, 1997, were $277,162, an increase of 680.4% or $241,646 from other expenses of $35,516 for the twelve months ended December 31, 1996. This increase was primarily the result of a reduction in income from the amortization of deferred revenue and a $66,914 loss on the sale of marketable securities in 19997.

Liquidity and Sources of Capital

	At December 31, 1997, the Company had negative working capital of $3,725,997 and a ratio of current assets to current liabilities of (.01) as compared to (.14) at December 31, 1996. Cash was $58,291 at December 31, 1996 and $11,956
at December 31, 1997. Marketable securities decreased to $0 at December 31, 1997 from $446,041 at December 31, 1996. In January and February 1997 the Company received proceeds aggregating to $399,198 from the sale of its Marketable Securities. These funds were primarily used to repay margin loans of $275,537, notes payable to former shareholders of $94,199 and other operating expenses. Accumulated deficit increased $1,338,147 from $2,201,928 at December 31, 1996 to
$3,540,075 at December 31, 1997. This increase is the result of the net loss for the period ended December 31, 1997.

	As of December 31, 1997, the Company's primary asset was its ownership of a 40% interest in York Hannover Partnership (the "Partnership Interest"). For the twelve months ended December 31, 1997, the Company's equity in earnings from the Partnership totaled $768,016. The Company does not have control over distributions made by the Partnership
(the "Partnership"). All Partnership distributions are subject to the availability of York Hannover Partnership cash.

	The Company is not currently generating sufficient cash flow to fund its operations and is dependent on other financing in order to sustain its operations. Although there can be no assurance, the Company believes that, based on currently proposed plans and assumptions relating to the proposed sale of its Partnership Interest that proceeds will be sufficient to satisfy the Company's contemplated cash requirements for 1998.
Such cash requirements primarily relate to the payment of principal and interest on the outstanding note payable to National HealthCare ("NHC) and other liabilities owed to unrelated third party creditors.

The above discussion and the Company's financial statements have been presented on the basis that is is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal coarse of business. The factors discussed below raise a substantial doubt about the Company's ability to continue as a going concern.

 There can be no assurance, however,
that the Company will be successful in its new business endeavors or able to generate revenues or ever achieve profitable operations. The Company has outstanding a $1,950,000 promissory note payable to National HealthCare Corporation ("NHC") that became due on December 31, 1997 and is currently in default and payable on demand. Accrued interest in the promissory note is $161,340 as of December 31, 1997. The Company currently does not have the financial resources necessary to meet its payment obligation other than from proceeds from the anticipated sale of the interest in York Hannover Partnership. In the event the Company is unable to meet its payment obligation and the promissory note is not re-negotiated, NHC, as a secured creditor, has the right to take possession of or otherwise sell the interest in the Partnership in satisfaction of the indebtedness and may seek recourse against the Company's other assets, if necessary. In addition, as a result of the current default, it is anticipated that the Company will be required to pay certain additional interest beginning January 1, 1998. The Company also has outstanding a $596,957 working capital note payable (including accrued interest) to Lenox Healthcare, Inc. (an affiliate of the Company) that becomes due in May of 1998.

	Subsequent to December 31, 1997, the Company engaged in negotiations to sell its 40 % interest in the Partnership to and affiliate of United Professional Companies, Inc. ("UPC"). There can be no assurance that the proceeds from the proposed sale will be sufficient to satisfy all of the outstanding obligations of the Company. UPC currently has a 60% interest in the Partnership. It is anticipated that upon closing of the proposed sale, the proceeds will be held in escrow pending approval of the Company's shareholders. It is anticipated that the proceeds from the sale will be used first to satisfy the note payable and related accrued interest to NHC.

	Additionally, subsequent to December 31, 1997, the majority holders of the 5% Series A Preferred Stock have asserted certain claims against the Company which could have a material adverse impact on the Company's financial position. Although management does not believe these assertions represent obligations of the Company as of December 31, 997, management is currently discussing these assertions with the preferred shareholders in conjunction with the structuring of the proposed sale of the Partnership. Management believes that these assertions will be resolved during 1998 through ongoing discussions with the preferred shareholders but is unable to determine the ultimate outcome of the ongoing discussions.

	Subsequent to the anticipated sale of the Partnership and subject to shareholder approval, management intends to seek merger opportunity with other entities in 1998.
However, no such merger opportunities are currently known and there can be no assurance that the Company will be able to locate such a merger opportunity in 1998.

	The Company has not identified any potential sources of debt or equity financing and there can be no assurance that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company. Furthermore, the results of these matters cannot be predicted and there is no assurance that the Company will continue in existence.

	In the event the Company's plans change or its assumptions change or prove inaccurate or proceeds of the sale of the Partnership Interest prove to be insufficient to payoff the Company's debt and operating liabilities, the Company may be required to seek additional financing. The Company has no current arrangements with respect to or sources of additional financing other than the current working capital line of credit or the sale of its Partnership Interest, and there can be no assurance that financing will be available to the Company on commercially reasonable terms, if at all. Any inability to obtain additional financing could have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations.

Recently Issued Accounting Standards

	Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS 128 in the fourth quarter of 1997. Under the standards established by SFAS 128, basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Due to the Company's option and warrant prices compared to the respective market value of those instruments, the effects of SFAS No. 128 have no impact to the Company's reported earnings per share amounts.

Year 2000 Compliance

	The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 Compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year
2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure to be in compliance. However, the Company currently does not have any information concerning the Year 2000 Compliance status of York Hannover Partnership's customers, suppliers and third party payors. In the event that any of York
Hannover Partnership's significant suppliers, customers or third party payors do not successfully and timely achieve
Year 2000 Compliance, the Company's business and operations could be adversely affected.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

	The response to this item is submitted in a separate section of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

	None.






ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Meetings of the Board

	During the fiscal year ended December 31, 1997 the Board of Directors of the Company held 3 meetings. During such period, each of the current directors of the Company attended 75% or more of the aggregate of (1) the total number of meetings of the Board of Directors and (2) the total number of meetings held by all committees of the Board on which such director served.

	The Board of Directors has three committees - an Audit
Committee, a Compensation Committee and a Stock Option Plan
Committee.

	The Compensation Committee makes recommendations to the Board of Directors regarding remuneration of executive officers and directors of the Company and the Stock Option
Plan Committee was established to review the internal accounting procedures of the Company and to consult with and review the Company's independent auditors and the services provided by such auditors.

	The Stock Option Plan Committee, the Audit Committee and the Compensation Committee did not meet during the fiscal year.

Name                   	Age           	Position Held        	Director
                                                               Since
Thomas M. Clarke        	42           	Pres, CEO & Dir         	1997
Linda M. Clarke         	45           	Exec VP, Treas & Dir    	1997
Lawrence B. Cummings    	42           	Director                	1997
Robert F. Hussey        	48           	Director                	1991
Courtlandt G. Miller    	45           	Director                	1997
David M. Fancher        	38           	CFO & Director          	1997

	Thomas M. Clarke, age 42, has been the President and CFO of Lenox Healthcare, Inc. since 1991. Mr. Clarke has over 16 years of experience in the Healthcare industry and has held positions with public and private Healthcare organizations.
Mr. Clarke is a Fellow in the Healthcare Financial Management Association. Mr. Clarke is a graduate of the University of Maine and completed his Masters in Science in Business at Husson College.

	Linda M. Clarke, age 45, has been Treasurer of Lenox Healthcare, Inc. since 1991. Mrs. Clarke has over seven years experience in the Healthcare industry. In addition to her position with Stockbridge, Mrs. Clarke was previously employed by the Houlton Regional Hospital Development Office and participated in various fundraising activities. Mrs. Clarke attended the University of Maine and was previously employed by the Maine School Administrative District #29 for 5 years. She continues to be Treasurer of Stockbridge Investment Partners, Inc. as well as Treasurer of several other privately held Healthcare companies.

	Lawrence B. Cummings, age 42, is the Chief Executive Officer of Stockbridge Investment partners, Inc. Mr. Cummings has over ten years of health care experience and is an active investor in the health care industry. From 1989 to 1992, Mr. Cummings was Chairman of the Board, Chief Executive Officer and President of Providence Health Care, Inc. ("Providence"), a Cleveland, Ohio based publicly-traded nursing home management company which Mr. Cummings founded and which was acquired by the Multicare Companies, Inc. in 1992. Mr. Cummings received his undergraduate degree from Harvard University and a Masters in Business Administration from Harvard Business School. On May 23, 1996, a Final Judgment of Dissolution of Marriage was entered transferring certain assets to Mr. Cummings' former spouse and ordering Mr. Cummings to pay her over $6.0 million, which has been appealed. As a result of this order and other personal indebtedness, on August 20, 1996, Mr. Cummings filed for personal reorganization under Chapter 11, which case is now pending in the U.S. Bankruptcy court for the Southern District of Florida.

	Robert F. Hussey, age 48, has served as a director of MetroVision since February 1991. From July 1985 to May 1991, Mr. Hussey was President and Chief Executive Officer of POP Radio Corporation, an alternative media company which created an in-store broadcasting network. POP Radio was purchased in 1991 by Heritage Media Corporation. From 1979 to 1985, Mr. Hussey was Vice President of Grey Advertising. Mr. Hussey has also held marketing positions at E.F. Hutton and American Home Products. He is a director of Ivex Corporation, a private company engaged in electronic hardware and software design and manufacturing. Mr. Hussey is a graduate of Georgetown University and received his Masters in Business Administration from George Washington University.

	Courtlandt G. Miller, age 45, is a private investor. From 1988 until its purchase by Value Health Inc. in 1995, Mr. Miller was Executive Vice President and general counsel of Diagnostek, Inc., a New York Stock Exchange traded, pharmacy benefit management company. He is also a director of PowerBike, LLC, a privately held technology company. Mr. Miller is a graduate of Fordham University and received his law degree from the Tulane University School of Law.

	David M. Fancher, age 38, joined MetroVision in November 1994 and is Vice President and Chief Financial Officer of the Company. Prior to joining MetroVision, Mr. Fancher served as Controller for McMillan Publishing, Professional Business Reference Division, between 1991-1994, and for Chemical Waste Management, a wholly owned subsidiary of Waste Management, Inc. between 1988-1991. Mr. Fancher is a graduate of Monmouth University with a B.S. Degree in Business Administration.

ITEM 11.	EXECUTIVE COMPENSATION

	The following table sets forth all cash compensation paid by the Company, as well as certain other compensation paid or accrued, for the fiscal years ended December 31, 1995, 1996 and 1997 to the Company's President. None of the Company's executive officers, including the Company's President, had a total annual salary and bonus exceeding $100,000 in the reported years.




SUMMARY COMPENSATION TABLE

Free type table - will be quicker
(1)	The value of perquisites and other personal benefits,
securities and other property paid to or accrued for Mr. Clarke and Mr. Hussy did not exceed the lesser of $50,000 or 10% of such officer's total reported annual salary and bonus, and thus are not included in the table.
(2)	Mr. Clarke served as Chairman of the Board of Directors
and Chief Executive Officer during fiscal year 1997 after the effective date of the Merger on April 2, 1997.

Stock Options

	The following table contains information concerning the grant of stock options under the Company's 1991 Stock Option
Plan to the Company's President during the last fiscal year.

Option Grants in Last Fiscal Year


Free type table - will be quicker

	The following table summarizes for the Company's President the total number of unexercised options held at December 31, 1997 and the aggregate dollar value of in-the-money, unexercised options held at December 31, 1997. The value of an unexercised, in-the-money option at fiscal year end is the difference between its exercise or base price and the fair market value of the underlying stock on December 31, 1997, which was $.28 per share. These values have not been and may never be, exercised; and actual gains, if any, on exercise will depend on the value of shares of Common Stock on the date of exercise. There can be no assurance that these values will be realized.




Aggregated Option Exercises in Last Fiscal Year and Fiscal
Year End Option Value
                                       Annual
                                   Compensation (1)    Long-Term
Name & Principal Position   Year       Salary         Compensation

Thomas M. Clarke            1997          $0               $0

Robert F. Hussey            1997          $0               $0


(1)The value of perquisites and other personal benefits, securities and other property paid to or accrued for Mr. Clarke and Mr. Hussey did not exceed the lesser of %50,000 or 10% of such officer's total reported annual salary and bonus, and thus are not included in the table.

Stock Options

     The following table contains information concerning the grant of stock options under the Company's 1991 Stock Option Plan to the Company's President during the last fiscal year.

                     Options Grants in Last Fiscal Year

Name             Number of Shares       Percent of total Options    Exercise
                 Underlying Options    Granted to Employees in      Price Per
                    Granted               Fiscal Year 1997            Share

Thomas M. Clarke         0                       0%                    n/a


Employment Agreements

	The Company entered into employment agreements with Messrs. Clarke and Cummings which expire on April 1, 2000. The agreement provided that Messrs. Clarke and Cummings will not engage in a business competitive with the Company's current and anticipated business for the term of the agreement and for two years thereafter.

Option Plan

	In June 1991, the Board of Directors approved the Company's Stock Option Plan (the "Option Plan") which was approved by the Company's shareholders on December 7, 1991. The Option Plan is administered by the Board of Directors or a committee appointed by the Board. Pursuant to the Option Plan, options to acquire an aggregate of 900,000 shares of Common Stock may be granted. The Option Plan provides for grants to employees, consultants and director of the Company or any parent or subsidiary (as defined in the Option Plan) of the Company.

	The Option Plan authorized the Board to issue incentive stock options ("ISOs), as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), and stock options that do not conform to the requirements of the Code section ("Non-ISOs"). Consultants and directors who are not also employees of the Company may only be granted Non-ISOs. The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or a subsidiary or parent of the Company (a "10%
Stockholder"), the exercise price shall not be less than 110% of the fair market value on the date of grant. The exercise price of each Non-ISO granted under the Option Plan may not be less that 85% of the fair market value of the Common Stock at the time of grant or 110% of the fair market value in the case of a Non-ISO granted to a 10% Stockholder. ISOs may not be exercised after the tenth anniversary (fifth anniversary in the case of any option granted to a 10% Stockholder) of their grant. Options may not be transferred during the lifetime of an optionholder. No stock options may be granted under the Option Plan after May 31, 2001. Subject to the provisions of the Option Plan, the Board has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be converted by each option, the exercise of the option, the terms for the payment of the option price and other terms and conditions. Payments by optionholders upon the exercise of an option may be made (as determined by the Board) in cash or such other form of payment as may be permitted under the Option Plan, including, without limitation, by promissory note of by shares of Common Stock.

	To date, 125,000 options have been granted under the Option Plan, of which none have been exercised. All options granted under the Option Plan have been granted with an exercise price not less than 100% of the fair market value of the Common Stock on the date of grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Principal Stockholders

	The following table sets forth information, as of April 10, 1998, based on information obtained from the persons named below or from reports filed on Schedule 13G or 13D, with respect to the beneficial ownership of the shares of Common Stock by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, each director, and all officers and directors as a group. Each of the persons named below has sole voting power and sole investment power with respect to the shares set forth opposite his name, except as otherwise noted.


Name of Beneficial           	Amt. & Nature	        % of Outstanding
      Owner	                  Of Ownership	(1)        Shares Owned
Robert F. Hussey (3)           		128,296 (2)		            		2.3%
Thomas M. Clarke (3)         		4,294,925 (4)(5)          		73.7%
Linda M. Clarke (3)	          	4,044,925 (6)           				72.6%
David M. Fancher (3)	           	135,650 (7)	            			2.4%
Lawrence B. Cummings (3)`	    	4,250,000 (5)           				73.0%
Courtlandt G. Miller (3)	         	4,347		                  		*
William G. Walters
c/o Whale Securities
650 Fifth Avenue
New York NY 10019              		421,628		                		7.6%
All officers and
directors as a group
(seven persons)	              	4,563,218 (2)-(7)           81.2%
* 	Less than 1%.

(1)Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)Includes 4,331 shares issuable upon conversion of shares of 5% Preferred Stock, 32,697 shares issuable upon the exercise of immediately exercisable warrants.

(3)The address of this individual is c/o the Company, 75
South Church Street, Suite 650, Pittsfield, MA 01201.

(4)Includes 826 shares owned by Mr. Clarke's wife (as to which Mr. Clarke disclaims beneficial ownership), 22,630 shares owned by Greylock Health Corporation, of which Mr.
Clarke is a controlling stockholder, and 21,469 shares owned by Lenox Healthcare, Inc., of which Mr. Clarke is a principal shareholder.

(5)Represents 4,000,000 shares owned by Stockbridge
Investment Partners, Inc., of which the named individual is a principal stockholder and director, and immediately exercisable warrants to purchase 250,000 shares granted to the named individual.

(6)Represents 4,000,000 shares owned by Stockbridge
Investment Partners, Inc., of which the named individual is a principal stockholder and director, including 22,630 shares owned by Greylock Health Corporation, of which Ms.
Clarke is a controlling stockholder, and 21,469 shares owned by Lenox Healthcare, Inc., of which Ms. Clarke is a principal shareholder.

(7)Includes 132,607 shares issuable upon the exercise of immediately exercisable stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions


ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

(a)(1)	Index of Financial Statements

	The following consolidated financial statements of MetroVision of North America, Inc. are included:

	Report of independent public accountants - December 31
	1997 and 1996.
	Consolidated balance sheets - December 31, 1997 and
	1996.
	Consolidated statements of operations - years ended
	December 	31, 1997 and 1996
	Consolidated statements of stockholders deficit - years ended December 31, 1997 and 1996.
	Consolidated statements of cash flows - years ended
	December 	31, 1997 and 1996.
	Notes to consolidated financial statements - December
	31, 	1997

	The following financial statements of York Hannover
Partnership are included:

	Report of independent public accountants - December 31, 1997 and 1996.
	Balance sheets - December 31, 1997 and 1996.
	Statements of income - December 31, 1997 and 1996. Statement of partners' capital - December 31, 1997 and 1996.
	Statements of cash flows - December 31, 1997 and 1996. Notes to financial statements - December 31, 1997 and 1996.

(a)(2)	Index of Financial Statement Schedules

	All other schedules for which provision are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore, have been omitted.

(a)(3)	Exhibits

3.1(1)	Restated Certificate of Incorporation, as amended.
3.2(1)	Certificate of Amendment to Restated Certificate of
Incorporation.
3.3(1)	By-laws.
4.1(1)	Unit Purchase Option sold to Whale Securities., L.P.
in December, 1991.
4.2(4)	Form of Underwriters Warrant Agreement between the
Company and  Whale Securities., L.P.
4.3(1)	Specimen Common Stock Certificate.
4.4(4)	Form of Class B Warrant Agreement and Warrant
Certificate.
10.1(3)Agreement, dated November 1, 1992 between the Company and TargetVision Inc. relating to the licensing of software.
10.2(1)Agreement dated August 9, 1989 between the Company and the Port Authority Trans Hudson.
10.3(1)Agreement dated July 29, 1987 between the Company and the Chicago Transit Authority.
10.4(1)Agreement dated January 19, 1987 between the Company and the Southeastern Pennsylvania Transit Authority. 10.5(1)Agreement dated August 30, 1992 between the Company and the San Francisco Bay Area Rapid Transit District. 10.6(1)Agreement dated August 13, 1992 between the Company and the Massachusetts Bay Transit Authority.
10.7(1)1991 Stock Option Plan of the Company and forms of incentive stock option agreement and non-qualified stock option agreement. *
10.8(4)1993 Non Employee Directors Stock Option Plan of the
Company. *
10.11(1)Agreement dated October 3, 1991 by and between the City of Syracuse and the Company.
10.12(1)Financial Consulting Agreement entered into with Whale Securities Co. L.P. in December 1991.
10.13(2)Stock Purchase Agreement, dated October 28, 1992 by and among the Company, A. Leigh Baier, all of the stockholders of record and warrant holders of Touchtel, Inc., and certain persons who loaned money to Touchtel, Inc.
10.14(3)Agreement dated October 28, 1991, between Touchtel Inc. and the Port Authority of New York and New
Jersey.
10.16(4)Registration Rights Amendment, dated April 16, 1993 between the Company and Transportation Displays Inc.
("TDI")
10.17(4)Standstill and Non-Competition Agreement , dated April 16 1993 between the Company and TDI.
10.24(4)Agreement dated May 1993 between the Company and Robert F. Hussey.
10.25(4)Promissory Note dated May 24, 1993 by the Company to
Robert Hussey.
10.26(4)Warrant dated May 24, 1993 issued to Robert F.
Hussey.
10.27(4)Agreement dated March 8, 1993, between the Company and Chiel Communication of America, Inc.
10.28(4)Form of Financial Consulting Agreement entered into with Whale Securities Co. L.P.
10.29(4)Form of Agreement dated September 1993 by the Company to Bridge Investor.
10.31(4)Form of Agreement dated September 1993 issued to Bridge Investor.
10.32(4)Form of Agreement between the Company and certain holders of options and warrants to purchase the Company's Common Stock and 5% Preferred Stock.
10.33(4)Merger Agreement dated May 10, 1996 between the Company and York Hannover Pharmaceuticals, Inc.

	Exhibits to the Company's 1991 Registration Statement of
Form S-1 and its pre-effective amendments are incorporated herein by reference.

	Exhibits to the Company's Current Report of Form 8-K dated December 10, 1992 are incorporated herein by reference.

	Exhibits to the Company's Post Effective Amendment No. 2 to the Registration Statement of Form S-1 filed February 16,
1993 are incorporated herein by reference.

	Exhibits to the Company's 1993 Registration Statement on
Form S-1 (File No. 33-67786) and its pre-effective amendments are incorporated herein by reference.







	SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsfield and State of Massachusetts on the 14th day of April, 1998.

METROVISION OF NORTH AMERICA, INC.

By:
	Thomas M. Clarke
	President and CEO

	Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

                                       	Titles               	Date


Thomas M. Clarke            	Pres., CEO and Director        	4/14/98


Linda M. Clarke	Treas.,      Sec. and Director              	4/14/98


Lawrence B. Cummings        	Director                       	4/14/98


David M. Fancher	CFO and Director	4/14/98





SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pittsfield and State of Massachusetts on the 14th day of April, 1998.

METROVISION OF NORTH AMERICA, INC.

By:
	Thomas M. Clarke
	President and CEO

	Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

                              	 	Titles	                Date

/s/ Thomas M. Clarke
Thomas M. Clarke	           	Pres., CEO and Director  	4/14/98

/s/ Linda M. Clarke
Linda M. Clarke	            	Treas., Sec. and Director	4/14/98

/s/ Lawrence B. Cummings
Lawrence B. Cummings       		Director                 	4/14/98

/s/   David M. Fancher
David M. Fancher           		CFO and Director         	4/14/98



METROVISION OF NORTH AMERICA, INC.


CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

TOGETHER WITH REPORT OF

INDEPENDENT PUBLIC ACCOUNTANTS





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MetroVision of North America, Inc.:


We have audited the accompanying consolidated balance sheets of METROVISION OF NORTH AMERICA, INC. (a New York corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, common stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetroVision of North America, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency and a net working capital deficiency at December 31, 1997. The Company has an outstanding note payable and related accrued interest in the total amount of $2,111,340 that was due on December 31, 1997. In the event the Company is unable to meet its payment obligation and the promissory note is not re-negotiated, the secured creditor has the right to take possession of or otherwise sell the Company's interest in the York Hannover Partnership in satisfaction of the indebtedness and may seek recourse against the Company's other assets, if necessary. The Company also has outstanding a $596,957 working capital note payable to an affiliate of the Company that becomes due in May of 1998. In addition, as discussed in Note 7, certain holders of the Company's preferred stock currently assert that total cumulative unpaid preferred stock dividends of $902,000 are due and payable and that the Company's proposed sale of its interest in York Hannover Partnership during 1998 would obligate the Company to pay a liquidation preference to the Preferred Stockholders of $3,605,855. Management believes that these assertions will be resolved during 1998 through ongoing discussions with the preferred shareholders but is unable to determine the ultimate outcome of the ongoing discussions. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including its intent to seek potential merger opportunities in 1998 and its intent to sell its investment in York Hannover Partnership during 1998 and utilize the proceeds to satisfy the outstanding note payable, are described in Note 2. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



						ARTHUR ANDERSEN LLP


Nashville, Tennessee
April 9, 1998




                     METROVISION OF NORTH AMERICA, INC.


                       CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 1997 AND 1996


                        ASSETS                     	1997       1996

CURRENT ASSETS:
Cash and cash equivalents                        	$11,956   	$58,291
Marketable securities	                                  -   	466,071
TOTAL CURRENT ASSETS                              	11,956   	524,362

OTHER ASSETS:
Investment in York Hannover
   Partnership                                 	1,269,195   	701,179
Due from York Hannover
   Partnership                                         	-   	160,747
Due from related parties	                               -   	245,267
TOTAL OTHER ASSETS                             	1,269,195	 1,107,193

TOTAL ASSETS                                  	$1,281,151	$1,631,555

The accompanying notes are an integral part of these consolidated financial statements.




                       METROVISION OF NORTH AMERICA, INC.


                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1997 AND 1996

                                  (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT            	1997          	1996

CURRENT LIABILITIES:
Due to related parties                        	$596,957            	$-
Due to Stockbridge Investment
  Partners, Inc.                                     	-       	404,837
Accrued expenses	                               297,765       	370,835
Deferred revenue	                                     -       	743,381
Notes payable	                                1,950,000     	2,346,370
Net liability of discontinued
  operations                                   	893,231             	-
Total current liabilities                    	3,737,953     	3,865,423

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001
  par value, 1,280,000
  shares authorized,
  no shares outstanding                             		-             	-
	Cumulative preferred stock,
  5% series a $.001 par value,
  720,000 shares authorized,
  $5.56 per share redemption
  value and liquidation value,
  648,535 shares issued and
  outstanding	                                     	649	          	649
	Common stock, $.001 par value,
  25,000,000 shares authorized,
  5,574,275 and 1,574,275 shares
  issued and outstanding in 1997
  AND 1996, RESPECTIVELY                         	5,574	         1,574
Unrealized loss on securities,
  net of taxes	                                       -	      	(32,040)
Capital (deficit) in excess of
  par value	                                  1,077,050       		(2,123)
Accumulated deficit	                         (3,540,075)  		(2,201,928)
Total stockholders' deficit                 	(2,456,802)  		(2,233,868)
Total liabilities and stockholders'
  deficit                                   	$1,281,151	   	$1,631,555







The accompanying notes are an integral part of these consolidated financial statements.


                  METROVISION OF NORTH AMERICA, INC.


                CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                               	1997          	1996

REVENUES:
Equity in earnings of York
   Hannover Partnership                     	$768,017	     	$447,845
Net revenues	                                 768,017	      	447,845

OPERATING COSTS AND EXPENSES:
General and administrative                   	254,197	      	130,011
Management fees                               	75,000	      	261,000
Total operating expenses                     	329,197	      	391,011
Operating income                             	438,820	       	56,834

OTHER INCOME (EXPENSE):
Interest expense, net                       	(292,101)	    	(289,767)
Amortization of deferred
  revenue                                     	33,285      		133,143
Other income (expense), net	                  (18,346)	     	121,108
Total other expense                         	(277,162)     		(35,516)

NET INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAXES		                                    	161,658	       	21,318

INCOME TAX PROVISION                         	(61,430)	     	(19,331)

NET INCOME FROM CONTINUING
  OPERATIONS                                 	100,228	        	1,987

DISCONTINUED OPERATIONS
  (NOTE 4 ):

Loss from operations of
  discontinued operations (less
  applicable income tax benefit
  of $45,868)	                            	(1,073,995)            	-

Loss on disposal of assets of
  discontinued operations,
  including provision of
  $379,942 for operating
  losses during phase-out
  period (less applicable
  income tax benefit of
  $15,562)	                                  (364,380)           		-
Total loss from discontinued
  operations                              	(1,438,375)	           	-

NET INCOME (LOSS) BEFORE PREFERRED STOCKHOLDER DIVDEND
REQUIREMENTS	                         	$	  (1,338,147)   $     	1,987

LESS - PREFERRED STOCK DIVIDEND
       REQUIREMENTS                         	(180,293)  	$	  (180,293)


NET LOSS APPLICABLE TO COMMON STOCK   	$  	(1,518,440)  	$  	(178,306)


BASIC NET LOSS PER COMMON SHARE FROM
CONTINUING OPERATIONS                 	$        	(.02)  	$      	(.04)

BASIC NET LOSS PER COMMON SHARE FROM
DISCONTINUED OPERATIONS               	$        	(.28)  	$         	-


BASIC NET LOSS PER COMMON SHARE       	$        	(.30)   $      	(.04)


WEIGHTED AVERAGE NUMBER OF SHARES          	5,180,706       4,000,000



The accompanying notes are an integral part of these consolidated financial statements.


METROVISION OF NORTH AMERICA, INC.


         CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT

            FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                  Capital in   Unrealized
               Preferred Common  Excess of Par   Loss on   Accumulated
                 Stock    Stock     Value      Securities   Deficit     Total
BALANCE, at
 December 31,
 1995          	$	649  	$	1,518 	$	(2,067)       	-$  (2,203,915)	$(2,203,815)

Unrealized loss
on securities,
net of taxes        -         -         -     (32,040)         -      (32,040)

Conversion of
  warrants          -        56       (56)

Net income          -         -         -           -       1,987       1,987


BALANCE, at
December
31, 1996	        	649   		1,574  		(2,123)   		(32,040)(2,201,928)	(2,233,868)









Common stock
 issued in
 reverse
 acquisition    -          4,000	300,000             -          -     304,000


Capital
 contribution
 prior to
  merger        -             -  779,173             -          -     779,173

Sale of
 securities   		-             -      		-      		32,040        		-    		32,040

	Net loss       -             -        -             - (1,338,147)(1,338,147)

BALANCE, at
 December
 31, 1997  	$	649      	$	5,574$1,077,050         $-$ (3,540,075)$(2,456,802)







The accompanying notes are an integral part of these consolidated financial statements.




                   METROVISION OF NORTH AMERICA, INC.


                  CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                 1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:



	Net income (loss)
                                           	$	(1,338,147)      $	1,987

	Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:

			Realized loss on sale of
    marketable securities                       		66,914           		-

			Amortization of non-compete
     agreement                                 		(33,285)    	(133,143)


			Income tax provision                           61,340      		19,331

Noncash gain on settlement of
  debt                                         		(16,000)            -

			Dividends on marketable
     securities                                        -        (20,953)

		Equity in earnings in excess of
     distributions of York
     Hannover Partnership                     		(568,017)     	(147,845)

	     	Discontinued operations, net of taxes  	1,438,375          		-	-

			Changes in operating assets and
     liabilities:

				  Decrease in accounts receivable                  -      		111,538

   			Decrease in non-current
        deferred tax asset                             -      		141,876

				Increase (decrease) in accounts
      payable and other accrued
      expenses                                    (10,458)      156,972

						Net cash used in continuing
        operations                             		(399,278)    	(129,763)

	Discontinued Operations:


   	Cash loss from discontinued operations      	(228,855)        		-	-

   	Cash loss on disposal of discontinued
       operations                               		(18,720)          		-

   	Change in discontinued net
        liabilities                              		11,324           		-

						Net cash used in
        discontinued operations                		(236,251)            -

						Net cash used in operating
          activities                           		(635,529)            -


CASH FLOWS USED FOR INVESTING
ACTIVITIES:

	Loans to York Hannover Partnership,
     net of payments received                    		49,221       		(55,279)

	Net proceeds from related party loans          		533,231          		(895)

     Capital expenditures for operating
        equipment                               		(22,718)            		-

	Purchases of marketable securities                   		-       		(30,642)

	Proceeds from sale of marketable
     securities                                 		399,198         		6,813

						Net cash provided by
         investing activities                   		958,932          80,003


CASH FLOWS FROM FINANCING ACTIVITIES:

     Notes payable borrowings                         		-       		275,537

	    Principal repayments of notes payable     		(369,738)      	(282,922)

						Net cash used in financing
         activities                            		(369,738)         (7,385)


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              		(46,335)         42,375


CASH AND CASH EQUIVALENTS, beginning of
  year                                           		58,291          15,916

CASH AND CASH EQUIVALENTS, end of year          	 $11,956       	$	58,291


Supplemental Disclosures of Cash Flow
Information:



	Cash paid during the year for
      interest                                 	$	456,024       	$	41,649


The accompanying notes are an integral part of these consolidated financial statements.



                 METROVISION OF NORTH AMERICA, INC.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1997 AND 1996



	1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

		Presentation

On April 1, 1997, MetroVision of North America, Inc.
("MetroVision") consummated a merger with York Hannover
Pharmaceuticals, Inc. ("YHPI"), a Florida corporation, in a tax-free reorganization as defined in the Internal
Revenue Code. The merger has been accounted for as a reverse acquisition of MetroVision by YHPI under the purchase method of accounting as prescribed by APB
Opinion 16. Hereinafter, "the Company" refers to YHPI and its acquired business, MetroVision. Accordingly, the historical financial statements of the Company prior to the merger have been changed to reflect the historical financial statements of YHPI after giving effect to a recapitalization of the historical stockholders' equity of YHPI. Therefore, the 1997 historical period includes twelve months of operations of YHPI and nine months of operations of MetroVision. The 1996 historical period represents the operations of YHPI. In conjunction with the merger on April 1, 1997, the Company effected a 1 for
4.6 reverse stock split. Accordingly, all historical per share, options, warrants and exercise prices have been restated to reflect the stock split. See Note 3 for further discussion of the merger.

		The accompanying financial statements have been prepared on the accrual basis of accounting under the assumption that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations and has a stockholders' deficit as of December 31, 1997. See Note 2 for discussion of management's plan to satisfy debt requirements and finance on-going operations.

		Description of Business

Historically, YHPI's only operations and only significant asset has been its investment in York Hannover
Partnership, which is a provider of institutional pharmacy services, infusion therapy, third-party billing, medical equipment and supplies, respiratory therapy and other institutional pharmacy services.

Historically, MetroVision owned and operated a video cable network called the "Commuter Channel" for the purpose of providing information (departure and arrival times, news, sports, entertainment and advertising) via a large screen video display monitor in certain mass transit locations.


On November 30, 1997, the Company announced its plans to discontinue its MetroVision media operations, effective
February 28, 1998. See Note 4 for further discussion of the discontinued operations.

		Principles of Consolidation

		The consolidated financial statements as of December 31, 1997 include the accounts of the Company and a wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

		Cash and Cash Equivalents

		The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

		Marketable Securities

At December 31, 1996, the Company had marketable securities classified as available for sale that were recorded based on quoted market prices. Unrealized gains and losses on available for sale securities were recorded in accordance with Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in
Debt and Equity Securities" ("SFAS 115").  In 1997, the
Company sold these securities and recorded a realized loss of $66,914 .

		System Contracts

		MetroVision has installed equipment in public mass transit systems pursuant to contractual agreements with applicable transit authorities. The contracts provide for payment to transit authorities in the form of commissions and certain of these contracts provide for minimum guaranteed commissions. As discussed in Note 4, the Company will cease its MetroVision media operations effective February 28, 1998. Management believes adequate provision has been made to fulfill its obligations to customers.

		Revenue Recognition

	On August 1, 1995, YHPI and United Professional
Companies, Inc. ("UPC") formed York Hannover Partnership
(the "Partnership") for the purpose of providing institutional pharmacy services, infusion therapy, third-party billing, medical equipment and supplies, respiratory therapy and other services. UPC and the Company have a 60% and 40% interest in the Partnership, respectively. The Company's investment in the Partnership has been accounted for under the equity method of accounting. The Partnership has a minimum term of five years.



		Advertising revenues have been recognized after the related advertising has been broadcast over the network.
If merchandise or services are received prior to the
advertising being broadcast, a liability is recorded.
Revenue from installation contracts have been recognized
on the percentage-of-completion method based on costs
incurred to date to the total estimated cost at
completion.   All revenues related to the media
operations are included in "Loss from operations of discontinued operations."

		Income Taxes

In accordance with Statement of Financial Accounting
Standards ("SFAS") No. 109, "Accounting for Income
Taxes", the Company establishes deferred tax liabilities and assets based on the difference between the financial statement and income tax carrying amounts of assets and liabilities using existing rates.

		Basic Net Loss Per Common Share

		In 1997, the Financial Accounting Standards Board
("FASB") issued SFAS No. 128, "Earnings per Share".  The
Company adopted the provisions of SFAS 128 during the
fourth quarter of 1997.  Basic net loss per common share
is computed based on the weighted average number of
common shares assumed to be outstanding which pertain to
the respective operations in each period as defined by
SFAS 128.	  Where anti-dilutive, cumulative convertible
preferred shares, options and warrants have been excluded from the computations and net loss has been adjusted for imputed dividends on the convertible preferred stock.
Fully diluted net loss per common share has not been presented as the impact of the preferred shares, options and warrants is anti-dilutive.

		Concentration of Credit Risks

The Company's credit risks primarily relate to cash and cash equivalents and receivables. Cash and cash equivalents are primarily held in bank accounts. The
Company maintains allowances for uncollectible accounts.

		Stock-Based Compensation

		In October 1995, the FASB issued SFAS No. 123,
"Accounting for Stock-Based Compensation." The Statement encourages, but does not require, companies to record compensation expense for stock-based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123, but did not change its method of accounting for stock-based compensation.

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

		Reclassifications

		Certain reclassifications of 1996 amounts have been made to conform with the 1997 presentation.

	2.	LIQUIDITY

		The Company's inability to generate significant revenues to finance operations has resulted in significant net losses and negative cash flows from operations as shown in the accompanying financial statements. In addition, the Company's current liabilities are significantly greater than its current assets as shown in the accompanying financial statements. These conditions have significantly weakened the Company's liquidity and financial position and raise substantial doubt about the Company's ability to continue as a going concern.

		The Company has outstanding a $1,950,000 promissory note payable to National HealthCare Corporation ("NHC") that became due on December 31, 1997 and is currently in default and payable on demand. Accrued interest on the promissory note payable to NHC is $161,340 as of December
31, 1997. The Company currently does not have the financial resources necessary to meet its payment obligation other than from proceeds from the anticipated sale of the interest in York Hannover Partnership (the
"Partnership"). In the event the Company is unable to meet its payment obligation and the promissory note is not re-negotiated, NHC, as a secured creditor, has the right to take possession of or otherwise sell the interest in the Partnership in satisfaction of the indebtedness and may seek recourse against the Company's other assets, if necessary. In addition, as a result of the current default, it is anticipated that the Company will be required to pay certain additional interest beginning January 1, 1998. The Company also has outstanding a $596,957 working capital note payable to Lenox Healthcare, Inc.
("Lenox", an affiliate of the Company) that becomes due in May of 1998. See Note 6 for discussion of the note payable to NHC and Note 10 for discussion of the working capital note payable to Lenox.

Subsequent to December 31, 1997, the Company engaged in negotiations to sell its 40% interest in the Partnership to an affiliate of UPC. There can be no assurance that the proceeds from the proposed sale will be sufficient to satisfy all of the outstanding obligations of the Company. UPC currently has a 60% interest in the Partnership (see Note 5). It is anticipated that upon closing of the proposed sale, the proceeds will be held in escrow pending approval of the Company's shareholders.
It is anticipated that the proceeds from the sale will be used first to satisfy the note payable and related accrued interest to NHC.

Additionally, subsequent to December 31, 1997, the majority holders of the 5% Series A Preferred Stock have asserted certain claims against the Company which could have a material adverse impact on the Company's financial position. Although management does not believe that these assertions represent obligations of the Company as of December 31, 1997, management is currently discussing these assertions with the preferred shareholders in conjunction with the structuring of the proposed sale of the Partnership. Management believes that these assertions will be resolved during 1998 through ongoing discussions with the preferred shareholders but is unable to determine the ultimate outcome of the ongoing discussions. See Note 7 for further discussion of this contingency.

Subsequent to the anticipated sale of the Partnership and subject to shareholder approval, management intends to seek merger opportunities with other entities in 1998.
However, no such merger opportunities are currently known and there can be no assurance that the Company will be able to locate such a merger opportunity in 1998.

		The Company has not identified any potential sources of
debt or equity 	financing and there can be no assurance
that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company.
Furthermore, the results of these matters cannot be predicted and there is no assurance that the Company will continue in existence. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

	3.	MERGER OF YORK HANNOVER PHARMACEUTICALS, INC. AND
METROVISION OF NORTH AMERICA, INC.

On April 1, 1997, MetroVision merged with YHPI in a transaction that has been accounted for as a reverse acquisition of MetroVision by YHPI. The merger has been accounted for under the purchase method of accounting as prescribed by APB Opinion 16. Accordingly, the historical financial statements of the Company prior to the merger have been changed to reflect the historical financial statements of YHPI. The statements of common stockholders' equity have been converted from YHPI's capital stock structure to the Company's capital stock structure.

Under terms of the agreement, YHPI distributed (prior to the merger) all of its assets and liabilities to Stockbridge Investments Partners, Inc. ("SIP", an affiliated entity owned by certain stockholders of the Company) except for YHPI's 40% interest in the Partnership and YHPI's note payable to NHC and related accrued interest. The net liabilities distributed of $770,173 have been reflected as a capital contribution in the statements of common stockholders' equity. Each share of YHPI common stock outstanding on April 1, 1997
(a total of 1,000 shares) was converted into 4,000 shares of the Company's common stock, or an aggregate of 4,000,000 shares of common stock, constituting approximately 72% of the shares of common stock after the merger. In addition, the Company issued certain warrants to two members of SIP's management, as discussed in Note
9. If all of such warrants were exercised (and assuming no other increases on the Company's capital stock), these two members of SIP's management would beneficially own, directly and through SIP, approximately 78% of the Company's outstanding common stock. No warrants were exercised in 1997. On April 1, 1997, simultaneous with the merger and pursuant to shareholder approval at a Special Meeting of Shareholders, the Company filed an amendment to its Restated Certificate of Incorporation to effect a 1 for 4.6 reverse stock split.

The acquisition of MetroVision was accounted for using the purchase method of accounting. The shares attributable to MetroVision's operations were valued at an estimated fair market value of $300,000 on the date of merger. The excess of the consideration paid over the fair market value of the net assets was assigned to goodwill.

The following unaudited pro forma results of the Company for the year ended December 31, 1997 are presented as if the merger had occurred on January 1, 1997. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the merger been consummated on January 1, 1997, nor are they necessarily indicative of future operating results.


                                                             Year Ended
                                                             December 31,
                                                                 1997


                                                             Unaudited

Net income from continuing operations                       	$	100,228

Discontinued operations:


	Loss from operations of discontinued
   operations                                              	(1,209,301)

	Loss on disposal of assets of
     discontinued operations                                		(364,380)

		Total loss from discontinued operations                  	(1,573,681)

Net loss		                                                  (1,473,453)

Less - preferred stock dividends                            		(180,293)

Net loss applicable to common stock                      	$	(1,653,746)

Basic net loss per common share from
   continuing operations                                       	$	(.02)

Basic net loss per common share from
discontinued operations                                        	$	(.28)

Basic net loss per common share
                                                               	$	(.30)


	Loss from operations of discontinued operations in the above unaudited pro forma of operations includes a full year of results of operations of MetroVision.

	4.	DISCONTINUED OPERATIONS

	On November 30, 1997, the Company announced its plans to discontinue its MetroVision media operations, effective
February 28, 1998. The Company will shut-down the operations and will not receive any proceeds related to the shut-down as the remaining assets have been written off as discussed further below. As a result of the discontinuance, the related assets, liabilities and results of operations are segregated in the accompanying consolidated balance sheets, statements of operations and cash flows. Net revenues and operating expenses have been reclassified for amounts associated with discontinued operations. Net revenues attributable to the discontinued operations were $329,203 in 1997.

		The Company is currently negotiating settlement agreements with various customers due to the Company's decision to terminate its media operations. In management's opinion, adequate provision has been made for any material loss resulting from the fulfillment of these service commitments. However, events unknown at this time related to the termination of the media operations may subsequently arise which could have a material adverse impact on the Company.

Assets and liabilities as of December 31, 1997 have been reclassified for amounts associated with discontinued operations. Summarized balance sheet data for the discontinued operations is as follows at December 31, 1997:

        Accounts receivable, net              	$	33,348

        Prepaid expenses and other               10,621
           current assets


          	Total assets                        		43,969




        Shut-down accrual                    		(379,942)

        Accounts payable and accrued
          expenses                           		(557,258)

	Total liabilities                           		(937,200)

	Net liability of discontinued
     operations                      	$       	(893,231)


		Pursuant to the Company's decision to discontinue its MetroVision media operations, the Company wrote-off the remaining net book value of its operating equipment and goodwill of $312,718 and $481,681, respectively. These amounts are included in "Loss from operations of discontinued operations" in the income statement for the period ended December 31, 1997. The Company also recorded a $379,942 provision to reserve for potential losses related to the shut-down of the media operations.
This additional reserve for potential losses is included in "Loss on disposal of assets of discontinued operations" in the income statement for the period ended
December 31, 1997.

	5.	INVESTMENT IN YORK HANNOVER PARTNERSHIP

Earnings and losses of the Partnership are allocated to the Company and UPC based on each partners' general partnership interest. Under terms of the agreement, the Company had a right to priority distributions of its share of Partnership net income limited to $300,000, all of which was received by the Company during 1996. After reaching the maximum priority distribution to the Company, distributions were made to UPC up to an amount representing an equality of the ownership percentages.
Subsequently, distributions have been made to the Company and UPC in proportion to each partner's respective ownership interest. All distributions are subject to the availability of Partnership cash. Distributions made to the Company were $200,000 and $300,000 in 1997 and 1996, respectively. Distributions made to UPC were $750,000 and $0 in 1997 and 1996, respectively.



The Company is currently out of compliance with the Partnership Agreement ('the Agreement") with UPC.
According to the Agreement, at no time during the term of the Partnership shall the principal amount of indebtedness secured by the Partnership Interest be greater than $1,750,000. As discussed in Note 2, the principal amount outstanding at December
31, 1997 was $1,950,000. The Company does not believe that this violation will have a material impact on the results of operations or financial position of the Company.

See Note 2 for discussion of the Company's plans to sell its 40% interest in the Partnership.

	Summary financial statements of the Partnership as of and
     for the years ended	December 31, 1997 and 1996 are as follows:

                                           December 31,     December 31,
                  Balance Sheet                1997             1996

Accounts receivable                       	$ 	1,995,570 	 $  	2,273,810

Inventory                                     		583,498       		587,940

Cash                                          		606,713       		122,796

Other current assets                          		100,721        		59,094

Net property, plant and equipment             		806,613       		716,317

	Total assets                            	$  	4,093,111  	$  	3,759,957






Working capital loans - due to the
      Company and UPC                    	$         	-   	$    	630,000

Accounts payable                             		237,853        		295,959

Due to UPC                                         		-         		38,082

Due to Stockbridge Investment
  Partners, Inc.                               		4,770              		-

Accrued expenses                             		119,436        		107,011

Current portion of capital lease              		63,527         		37,032

Current portion of promissory
     note payable                             		17,000         		15,580

Capital lease obligation                     		126,053         		64,739

Promissory note payable                      		351,484        		368,602

Partners' capital                           	3,172,992       	2,202,952

	Total liabilities and partners'
    capital                             	$  	4,093,115   	$  	3,759,957


                               Income Statement


Revenues                                	$  10,891,082   	$  	9,383,651

Cost of sales                              	(5,316,022)     	(4,899,122)

Gross profit                                	5,575,060       	4,484,529

Expenses                                   	(3,655,020)     	(3,364,916)

	Net income                             	$  	1,920,040    $  	1,119,613



	6.	NOTES PAYABLE

			At December 31, 1997, the Company was in default on its outstanding borrowing arrangements. The Company's notes payable are summarized as follows:


                                                     December 31,


                                                 1997           1996



  Promissory note payable to NHC,
     interest at 12% and principal
     and interest due at December
     31, 1997                              	$	1,950,000   	$	1,950,371

  Other notes                                       		-      		120,462


                                           	$	1,950,000   	$	2,070,833


		As discussed in Note 2, the promissory note with NHC is secured by the Company's interest in the Partnership, the personal guarantees of the two stockholders of the Company and certain assets of SIP and Monterey
Investments, Inc ("Monterey", a related party of the Company as discussed in Note 10). Also as discussed in
Note 2, the NHC promissory note was due on December 31, 1997 and is currently in default.

	7.	COMMITMENTS AND CONTINGENCIES

The majority shareholders of the 5% Series A Convertible
Preferred Stock ("the preferred stock") have asserted that the Company's merger with YHPI obligates the Company to pay all holders of the preferred stock all cumulative unpaid dividends which approximated $902,000 at December
31, 1997. In management's opinion, the Company is not obligated to pay the cumulative dividends until approval by the Company's Board of Directors and therefore has not recorded a liability at December 31, 1997. In addition, the preferred shareholders have asserted the Company's proposed sale of its interest in the Partnership would obligate the Company to pay a liquidation preference of approximately $3,605,855 and that the Company may have entered into certain corporate events without proper approval from the Board of Directors, potentially to the detriment of shareholders. Although management does not believe that these assertions represent obligations of the Company as of December 31, 1997, management is currently discussing these assertions with the preferred shareholders in conjunction with the structuring of the proposed sale of the Partnership. Management believes that these assertions will be resolved during 1998 through ongoing discussions with the preferred shareholders but is unable to determine the ultimate outcome of the ongoing potential settlement discussions.
These matters, in conjunction with other liquidity matters as discussed in Note 2, raise substantial doubt about the Company's ability to continue as a going-concern.



	8.	INCOME TAXES

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

	Deferred tax assets and liabilities, at 38% of the respective amounts, are comprised of the following:


                                             December 31,
                                           1997       1996





Deferred tax assets:



	Net operating loss
    carryforwards                     	$	128,000   	$	83,000

	Deferred revenue                            		-   		280,000

	Unrealized loss on marketable
    securities                               		-    		19,000

	Reserves and accruals deducted
     for book purposes but not
     yet available for tax
     purposes                          		157,000         		-

	Depreciation and fixed asset
    write-offs                         		157,000         		-

	Contract rights and
    installations in process           		347,000         		-


	                                       	789,000	   	382,000

Valuation allowance

                                       	(789,000)  	(382,000)


                                   	$         	- 	$       	-


		Due to the Company's historical operating losses and
anticipated future losses, it is not likely that the
Company will generate sufficient taxable income in the
future to realize the deferred tax assets.  Therefore, in
accordance with SFAS No. 109, the Company has provided a
valuation allowance at December 31, 1997 and 1996 to
offset the deferred tax assets not anticipated to be
utilized.  	The following summarizes the change in
valuation allowance for the year ended December 31, 1997 and 1996:



                                              1997      1996

Valuation allowance at
  January 1                              	$	382,000 	$	385,000

Valuation allowance at
  December 31                             		789,000  		382,000

Increase (decrease) in valuation
  allowance                              	$	407,000   	$	3,000


	The Company's 1997 income tax provision of $61,430 is offset by a benefit from discontinued operations.



	9.	STOCKHOLDERS' EQUITY

		Preferred Stock

		Each share of the Company's 5% Series A preferred stock has a liquidation preference of $5.56 per share, plus accrued but unpaid dividends. The dividends were accumulated from the first anniversary of the Company's initial public offering on December 17, 1992. At
December 31, 1997, dividends in arrears on the 5% Series
A preferred stock were approximately $902,000 or $1.39 per share. In management's opinion, the Company is not obligated to pay the cumulative dividends until approval by the Company's Board of Directors and, therefore, has not recorded a liability at December 31, 1997. The stock is senior to all preferred and common stock and is convertible at the option of the holder at any time prior to redemption by the Company, subject to certain provisions at the rate of 4.6 shares of preferred for one share of common stock. The holders are entitled to vote on a converted basis, together with the holders of the common stock in all matters in which holders of common stock are entitled to vote. This security is a common stock equivalent. See Note 7 for discussion of the Company's dispute with the 5% Series A preferred shareholders.

	Stock Warrants

		In connection with the Company's initial public offering in November 1991, the Company issued warrants to the underwriters (as adjusted for anti-dilution provisions) to purchase up to 73,443 units (each unit consisting of one share of common stock at an exercise price of $3.40 per unit and one warrant to purchase a share of stock at $6.81). The exercise price of these warrants was equal to or greater than the fair market value of the common stock at the measurement date. On December 11, 1996, the Company reset the exercise price for these warrants to $1.84 and extended the expiration date from December 17, 1996 to December 12, 1998. None of these warrants have been exercised.

			Also in connection with the November 1993 offering, as compensation for services, the underwriters were issued warrants to purchase 17,391 units at $11.04 per unit.
Each unit consists of six shares of common stock and a warrant to purchase an additional share of stock for $.92. The warrants expire November 2, 1998. None of these warrants have been exercised.

		In connection with the issuance of bridge loans in 1993, the Company granted certain stockholders additional warrants to purchase 47,826 shares of common stock at an exercise price of $9.20 (reset to $3.82 upon secondary offering in November 1993) which was not less than the fair market value of the common stock at the date the warrants were issued. The remaining warrants expire
September 1998. None of these warrants have been exercised.



		As part of a secondary offering in November 1993, the Company sold Class B Redeemable warrants to purchase
173,913 shares of $.001 par value common stock at a price of $.92 with an exercise period from May 1994 until November 1996. Prior to expiration, a total of 56,547 of these warrants were exercised, including 55,210 warrants exercised during 1996.

		In connection with the issuance of bridge loans in 1996, the Company granted certain stockholders additional warrants to purchase 42,000 shares of common stock at exercise prices ranging from $.69 to $.92 through 2001.
The exercise price of these warrants was equal to or greater than the fair market value of the common stock at the measurement date. None of these warrants have been exercised.

		In connection with the merger with YHPI on April 1, 1997, the Company granted warrants to certain members of SIP's management to purchase 1,500,000 shares of the Company's common stock, exercisable in three cumulative equal annual installments, at exercise prices ranging from $.63 to $.945 per share. None of these warrants have been exercised.

	Stock Option Plans

	The Company's Stock Option Plan (the "Plan") provides for the grant of qualified and non-qualified stock options to employees, consultants, and directors of the Company to purchase in the aggregate up to 900,000 shares of common stock. Under the Plan, the Company's Stock Option
Committee has complete discretion
	to establish the terms and conditions of each option, subject to the plan provisions. The options may be exercised over a specified period not in excess of ten years from the date of grant. As of December 31, 1997, non-qualified options have been granted to purchase
133,695 shares of common stock. None of these options have been exercised.

	The Board of Directors have also approved the Company's Non-Employee Directors Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the grant of non-qualified stock options to non-officer directors of the Company to purchase in the aggregate up to 50,000
shares of common stock. 	 Options are granted under the
Directors' Plan according to a formula based upon attendance at Board of Directors meetings in addition to a minimum of 5,000 options per year. Options will be granted with an exercise price equal to the fair market value on the date of grant and may be exercised over a period not in excess of ten years from the date of grant.
No options have been granted under the Directors' Plan.

	Based on the number of options outstanding and the historical and expected future trends of factors affecting valuation of those options, management believes that no compensation cost exists under SFAS No. 123 attributable to options granted.



	Options outstanding under the above plans are as follows:


                                                Weighted
                                                 Average
                                                Exercise      Number of
                                                  Price        Shares


Outstanding and exercisable at
   December 31, 1995                           	$	1.01          	97,826

Canceled during 1996                              	.92          	(5,870)

Granted during 1996                               	.87          	16,739

Outstanding and exercisable at
  December 31, 1996                             		1.01         	108,695


Canceled during 1997                                          	(100,000)

Granted during 1997                               	.60         	125,000

Outstanding and exercisable at
December 31, 1997                               	$	.60         	133,695


	As of December 31, 1997, outstanding options for 133,695 shares were exercisable at prices ranging from $.58 to $.92 with 125,000 options having a weighted average remaining contractual life of five years and the remaining options having no expiration date. All options have been granted with an exercise price equal to or greater than the fair market value of the common stock on the date of the grant.

	10.	RELATED PARTY TRANSACTIONS

	Lenox, Pinellas Healthcare Investors, Inc. and Monterey are related parties of the Company because the majority stockholders of these entities are also the majority stockholders of SIP. SIP is the majority stockholder of the Company. Net amounts due to or from related parties as of December 31, 1997 and 1996 consist of the following:



                                        December 31,    December 31,
                                            1997            1996



Due from York Hannover Partnership      	$    	-    	$    	160,747


Due from (to) related parties:


	Lenox Healthcare, Inc.                 $ 	(596,597)	$          	-

	Pinellas Healthcare Investors,
    Inc.                                          -      		235,000

	Monterey Investments, Inc.                     		-       		10,267


                                       	$ 	(596,597)    	$	245,267





Due to Stockbridge Investment
   Partners, Inc.                      	$       	-      	$(404,837)





	In June 1997, the Board of Directors authorized the
Company to enter into a line-of-credit agreement with Lenox to borrow amounts up to $200,000. Interest accrues at prime plus 2% with principal and interest due on May
8, 1998.  The Company had $596,597 and $22,516 in
principal and accrued interest outstanding under the line-of-credit at December 31, 1997 and therefore had exceeded the maximum amount to be borrowed as authorized by the Board of Directors. However, subsequent to December 31, 1997, the Board of Directors of the Company approved a maximum borrowing of $700,000 under the line-of-credit agreement.

		The Company incurred management fee expense of $75,000 and $261,000 to Lenox in 1997 and 1996, respectively.


                    YORK HANNOVER PARTNERSHIP


         FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996

                       TOGETHER WITH

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To York Hannover Partnership:

We have audited the accompanying balance sheets of YORK HANNOVER PARTNERSHIP (a Wisconsin general partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of York Hannover Partnership's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of York Hannover Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


						ARTHUR ANDERSEN LLP


Nashville, Tennessee
February 13, 199


                         YORK HANNOVER PARTNERSHIP


                              BALANCE SHEETS

                         DECEMBER 31, 1997 AND 1996



             ASSETS                        1997           1996


CURRENT ASSETS:



	Cash and cash equivalents             	$	606,713      	$	122,796

	Accounts receivable, less
    allowance for doubtful accounts
    of $278,453 and $260,057,
    respectively                      		1,995,570     		2,273,810

	Inventory                              		583,498       		587,940

 Due from York Hannover
    Pharmaceuticals, Inc.                       -           8,620

	Due from United Professional
     Companies, Inc.                     		65,836               -

	Other current assets                    		34,885        		50,474

			Total current assets               		3,286,502     		3,043,640


PROPERTY AND EQUIPMENT:

	Building and improvements              		451,459       		431,837

	Furniture and equipment                		699,798       		437,297

                                      		1,151,257       		869,134

	Accumulated depreciation              		(344,644)     		(152,817)

			Property and equipment,
     net                                		806,613       		716,317


			Total assets                      	$	4,093,115    	$	3,759,957

The accompanying notes to financial statements are an integral part of these balance sheets.


                           YORK HANNOVER PARTNERSHIP


                           BALANCE SHEETS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996


     LIABILITIES AND PARTNERS' CAPITAL          1997          1996

CURRENT LIABILITIES:



	Working capital note payable to York
   Hannover Pharmaceuticals, Inc.           	$     	-   	$   	80,000

	Working capital note payable to
    United Professional Companies,
    Inc.                                          		-      		550,000

	Accounts payable                           		237,853      		295,959

	Accrued expenses                           		119,436      		107,011

	Due to Stockbridge Investment
     Partners, Inc.                           		4,770            		-

	Due to United Professional
     Companies, Inc.                              		-       		38,082

	Current portion of promissory note
     payable to Extendicare, Inc.              17,000       		15,580

	Current portion of capital lease
     obligations                               63,527       		37,032

			Total current liabilities                		442,586    		1,123,664





NON-CURRENT LIABILITIES:
	Promissory note payable to
    Extendicare, Inc.                      		351,484       		368,602

	Capital lease obligations                 		126,053        		64,739

			Total non-current liabilities           		477,537       		433,341





COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                        		3,172,992     		2,202,952





			Total liabilities and
      partners' capital                 	$	4,093,115    	$	3,759,957


The accompanying notes to financial statements are an integral part of these balance sheets.


                           YORK HANNOVER PARTNERSHIP


                            STATEMENTS OF INCOME

                          DECEMBER 31, 1997 AND 1996



                                             1997           1996


REVENUES                             	$ 	10,891,082  	$ 	9,383,651

COST OF SALES                           	(5,316,022)   	(4,899,122)

		Gross margin                          		5,575,060    		4,484,529

EXPENSES:

	Salaries, wages and benefits           		1,819,611    		1,529,390

	General and administrative             		1,039,430    		1,060,220

	Management fee                           		434,832      		375,066

	Provision for uncollectible accounts     		117,894      		189,988

	Depreciation                             		184,127      		123,759

	Interest                                  		59,126       		86,493

		Total expenses                        		3,655,020    		3,364,916


NET INCOME                          	$   	1,920,040  	$ 	1,119,613

The accompanying notes to financial statements are an integral part of these statements


                            YORK HANNOVER PARTNERSHIP


                          STATEMENT OF PARTNERS' CAPITAL

                           DECEMBER 31, 1997 AND 1996



                                    MetroVision      United
                                      of North    Professional
                                    America,Inc.    Companies,     Total
BALANCE, December 31,
     1995                         	$	553,334     	$	830,005   	$	1,383,339

		Partnership
     distributions                		(300,000)           		-     		(300,000)

		Net incomen                      		447,845      		671,768    		1,119,613

BALANCE, December 31,
    1996                           		701,179    		1,501,773    		2,202,952

		Partnership
     distributions                		(200,000)    		(750,000)    		(950,000)

		Net income                         768,016    		1,152,024    		1,920,040

BALANCE, December 31,
   1997                    	$      1,269,195   	$ 1,903,797 	$   3,172,992


The accompanying notes to financial statements are an integral part of these statements


                          YORK HANNOVER PARTNERSHIP


                          STATEMENTS OF CASH FLOWS

                         DECEMBER 31, 1997 AND 1996


                                                 1997         1996





CASH FLOWS FROM OPERATING ACTIVITIES:

	Net income                             	$   1,920,040	$ 	1,119,613

	Adjustments to reconcile net income to
     net cash provided by operating
     activities:



 			Depreciation                               184,127      123,759

    Gain on sale of property,
      plant and equipment                         (282)           -

		Changes in assets and liabilities:

 			Accounts receivable, net                   278,240   (1,131,398)

 			Inventory                                    4,443      (92,590)

 			Other assets                                15,589      (40,025)

 			Accounts payable                           (58,106)      52,302

 			Accrued expenses                            12,425       19,142

 			Due to partners                            (90,526)     (27,817)

					Net cash provided by operating
							     activities                       2,265,950       22,986


CASH FLOWS FROM INVESTING ACTIVITIES:

	Additions to property and equipment          (138,773)    (131,688)

CASH FLOWS FROM FINANCING ACTIVITIES:

	Payments on capital lease obligations       		(47,640)   		(16,891)

	Long-term debt borrowings                         		-      		9,303

	Short-term debt borrowings                        		-    		530,000

	Payments on long-term debt                    (15,620)           -

	Payments on short-term debt                  (630,000)    (100,000)

	Distributions to partners                   	(950,000)   	(300,000)

        Net cash provided by
          (used in) financing
          activities                        (1,643,260)     122,412


NET INCREASE IN CASH AND CASH EQUIVALENTS      483,917       13,710

CASH AND CASH EQUIVALENTS, beginning of
   period                                      122,796      109,086

CASH AND CASH EQUIVALENTS, end of period    	$	606,713   	$	122,796


SUPPLEMENTAL INFORMATION:



	Cash payments of interest expense           	$	59,126    	$	88,964

	Capital lease obligations                  	$	189,580   	$	101,771


The accompanying notes to financial statements are an integral part of these statements.


                     YORK HANNOVER PARTNERSHIP


                   NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1997 AND 1996



1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

	Organization

	The financial statements include the accounts of York
Hannover Partnership ("the Partnership") formed for the purpose of providing institutional pharmacy services, infusion therapy, urological, enteral and general medical supplies to licensed nursing facilities, hospitals, correction facilities and retirement facilities throughout the State of Florida.

	The Partnership commenced operations August 1, 1995, upon formation of the Partnership by and between York Hannover
Pharmaceuticals, Inc. ("YHPI"), formerly a wholly-owned subsidiary of Stockbridge Investment Partners, Inc.
("SIP"), and United Professional Companies, Inc. ("UPC"), a wholly-owned subsidiary of Extendicare, Inc. (formerly
"United Health, Inc."). Pursuant to the terms of the Partnership agreement, YHPI contributed to the Partnership assets with a total net book value of $449,638 as of the date of the contribution. UPC contributed assets with a total net book value of $674,460 as of the date of the contribution. In exchange for these contributions, YHPI received a 40% general partnership interest and UPC a 60% general partnership interest in the Partnership. The Partnership has a minimum term of five years.

	On April 1, 1997, YHPI merged with MetroVision of North
America Inc. ("MetroVision") with MetroVision the surviving legal entity. Under terms of the merger agreement, YHPI contributed its 40% interest in the Partnership. Pursuant to the merger, SIP is the majority stockholder of MetroVision. See Note 4 for discussion of MetroVision's proposed sale of its interest in the Partnership.

	Earnings and losses are allocated based on general partnership interests. All distributions are subject to the availability of Partnership cash. Under the terms of the Partnership agreement, YHPI had a right to priority distributions of its share of Partnership net income limited to $300,000, all of which was distributed in 1996. During 1997, UPC has received distributions up to an amount representing an equality of the ownership percentages with subsequent distributions made to MetroVision and UPC in proportion to each partner's respective ownership interest.



	Use of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

	Operational Management

	The operations of the Partnership are managed by UPC for a maximum management fee of 4% of net revenues. SIP and UPC also provide certain billing services to the Partnership for which they receive 7.5% of amounts billed.

	Revenues

	Revenues are generated from the sale of institutional pharmacy services, infusion therapy, urological, enteral and general medical supplies to licensed nursing facilities, hospitals, correction facilities and retirement facilities throughout the State of Florida.
The Partnership receives payment for the sale of certain supplies to patients covered by Medicare and the Florida Medicaid programs. Revenues generated from patients covered by Medicare and the Florida Medicaid programs are based on reasonable charges. In the opinion of management, adequate provision has been made for any adjustments that may result from reviews by the Medicare and Medicaid programs.

	Over 90% of the Partnership's revenues in 1997 and 1996 were to patients in nursing facilities owned by SIP and Extendicare, Inc.

	Inventory

	All inventories as of December 31, 1997 were priced at the lower of cost (on a first-in, first-out basis) or market.

	Property and Equipment

	The Partnership's buildings, furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from 3 to 25 years.

	Concentration of Credit Risks

	The Partnership's credit risks primarily relate to cash and cash equivalents and receivables. Cash and cash equivalents are primarily held in bank accounts.
Receivables consist primarily of amounts due from patients and long-term health care centers in the state of Florida and from the Florida Medicaid programs. The
Company maintains allowances for uncollectible accounts on these receivables.



	Cash Equivalents

	Cash equivalents include highly liquid investments with an original maturity of less than three months.

	Federal Income Taxes

	The Partnership is a general partnership for purposes of federal and state income taxation. As such, income or losses of the Partnership are attributed to the partners and are reflected on the partners' income tax returns.
Accordingly, no income tax provision or benefits are recorded in the financial statements.


2.	RELATED PARTIES

	Capital lease obligations and net amounts due to related parties as of December 31, 1997 and 1996 consist of the following:


                                  December 31,    December 31,
                                     1997             1996

Working capital note payable -
     YHPI                          	$     	-    	$   	80,000

Working capital note payable -
    UPC                                  		-       		550,000


                                   	$     	-      	$	630,000

Due to (from) related parties
     - current:

	SIP                                	$	4,770      	$      	-

	YHPI                                    		-        		(8,620)

	UPC                               		(65,836)       		38,082


                                  	$	(61,066)      	$	29,462

Promissory note payable to
     Extendicare, Inc.            	$	368,484      	$	384,182

Less current portion               		(17,000)      		(15,580)


                                  	$	351,484      	$	368,602


	Pursuant to the terms of the Partnership agreement, MetroVision and UPC will provide working capital funding to the Partnership, as required, in proportion to their respective ownership interests.

	During 1995, the Partnership entered into a promissory note payable with Extendicare, Inc. to finance the purchase and improvement of a building in Brooksville, Florida. The promissory note payable bears interest at the prime rate plus .5%. Equal monthly payments of interest and principal are required based on a 15 year amortization with the remaining principal and accrued and unpaid interest due on August 1, 2000. The maximum principal outstanding under the promissory note is limited to $400,000. The promissory note payable is secured by the related building and improvements. The promissory note payable is guaranteed by SIP and by the personal guarantees of the stockholders of SIP.

	A schedule of the principal maturity of amounts owed to Extendicare, Inc. for the five years subsequent to December 31, 1997 is as follows:




	             1998	        	17,000
             	1999        		18,550
             	2000       		332,934
             	2001             		-
             	2002             		-


	The Partnership leases certain equipment from Extendicare, Inc. under capital leases. Future minimum rental payments required on capital leases for the next five years beginning January 1, 1998, less amounts representing interest, are as follows:




             	1998        	$	47,466
             	1999         		19,778
             	2000              		-
              2001              		-
             	2002              		-


                           		67,244

	Less amounts representing
     interest              		(6,460)


                        	$   60,784


The property and equipment under the capital lease as of December 31, 1997 consists of the following:

Property and equipment under capital
     lease                            	$   254,111

Less  accumulated depreciation           		(68,361)

                                      	$   185,750



3.	COMMITMENTS AND CONTINGENCIES

	Healthcare Regulations


	The healthcare industry is subject to numerous laws and regulations of Federal, state and local governments.
These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse.
Recently, government activity has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse statutes and/or regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed.
Management believes that the Company is in compliance with fraud and abuse statutes, as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretations as well as regulatory actions unknown or unasserted at this time.

	Insurance

	Health insurance and worker's compensation insurance for the Partnership is maintained by UPC in accordance with UPC's management of the Partnership. In management's opinion, there are no outstanding claims that would result in losses that would be material to the financial condition or results of operations of the Partnership.


4.	SUBSEQUENT EVENT

	Subsequent to year-end, MetroVision engaged an affiliate of Extendicare in negotiations about the possible sale of its 40% interest in the Partnership.




41













14