Form 10QSB
period 1998-03-31
METROVISION OF NORTH AMERICA INC
filed 1998-05-20
CIK 880581

UNITED STATES
             SECURITIES  AND  EXCHANGE  COMMISSION
                   Washington,  D.C.  20549

                        FORM 10-QSB

[x]  Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934   For the quarterly
Period Ended March 31, 1998

                            or

[  ] Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934   For the transition
period from _____________to __________

Commission file number 0-19685

                  METROVISION OF NORTH AMERICA, INC.
(Exact name of registrant as specified in its charter)

New York
(State of other jurisdiction of incorporation or organization) 16-1276525
(IRS Employer Identification No)

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

Common Stock, $.001 Par Value - 5,574,275 shares as of May
15, 1998.

Transitional Small Business Issuer Format (Check one)
Yes        No  X

METROVISION OF NORTH AMERICA, INC.

INDEX
                                                   Page #
Part I. Financial Information
Item 1.Interim Condensed Consolidated Financial Statements
       (Unaudited)

Interim condensed consolidated balance sheets:
     December 31, 1997
     March 31, 1998                                   3

Interim condensed consolidated statements of operations:
     Three months ended March 31, 1997 and 1998       5

Interim condensed consolidated statements of cash flows:
     Three months ended March 31, 1997 and 1998       6
Item 2.Management's Discussion and Analysis of Financial

       Condition and Results of Operations            9

Part II.  Other Information

Item 6.                                               13

Signatures                                            14

               PART I - FINANCIAL INFORMATION

             METROVISION OF NORTH AMERICA, INC.

        INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS




               ASSETS               December  31,   March 31,
                                        1997          1998
                                                   Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents         $  11,956         $15,764

           Total current assets       11,956          15,764


OTHER ASSETS:
Investment in York Hannover
    Partnership                    1,269,195       1,371,654
           Total other assets      1,269,195       1,371,654

           Total assets           $1,281,151      $1,387,418







The accompanying notes to the interim condensed consolidated financial statements are an integral part of these consolidated financial statements.


             METROVISION OF NORTH AMERICA, INC.


                 CONSOLIDATED BALANCE SHEETS

                         (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT   December 31 March 31
                                            1998      1998
CURRENT LIABILITIES:
Due to related parties                  $ 596,957   $571,957
Accrued expenses                          297,765    388,567
Notes payable                           1,950,000  1,950,000
Net liability of discontinued operations  893,231    853,539
     Total current liabilities          3,737,953  3,764,063
STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 1,280,000
  shares authorized, no shares outstanding      --        --
Cumulative Preferred stock, 5% Series A
  $.001 par value, 720,000 shares authorized, $5.56 per share redemption value and liquidation value, 648,535
shares issued and outstanding                   --          -
-
Common stock, Class A                        5,574     5,574
Capital (deficit) in excess of par value 1,077,050 1,077,050
Accumulated deficit                    (3,540,075)(3,459,918)
     Total stockholders' deficit       (2,456,802)(2,376,645)
     Total liabilities and stockholders'
         deficit                        $1,281,151 $1,387,418
The accompanying notes to the interim condensed consolidated financial statements are an integral part of these consolidated financial statements.
              METROVISION OF NORTH AMERICA, INC.

  INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      March 31,  March 31,
                                         1997       1998
                                     (Unaudited)(Unaudited)

REVENUES:
 Equity in earnings of York Hannover
  Partnership                           $221,139   $202,459
      Net revenues                      221,139     202,459

OPERATING COSTS AND EXPENSES:
 General and administrative                   --     60,000
 Management fees                          75,000         --
      Total operating expenses            75,000     60,000
      Operating income                   146,139    142,459

OTHER INCOME (EXPENSE):
 Interest expense, net                   (69,677)  (62,302)
 Amortization of deferred revenue         33,285         --
 Realized loss on sale of securities     (66,914)        --
      Total other expense               (103,306)  (62,302)

NET INCOME BEFORE PREFERRED STOCKHOLDER
    DIVIDEND REQUIREMENTS                  42,833    80,157

LESS - PREFERRED STOCK DIVIDEND
REQUIREMENTS                                 $--  $(45,041)

NET INCOME APPLICABLE TO COMMON STOCK     $42,833   $35,116

NET INCOME PER COMMON SHARE                  $.01      $.01
WEIGHTED AVERAGE NUMBER OF SHARES       4,000,000 5,574,275

The accompanying notes to the interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

            METROVISION OF NORTH AMERICA, INC.
      INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH
                          FLOWS
                                    March 31   March 31,
                                       1997      1998
                                  (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                          $42,833    $80,157
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Realized loss on sale of marketable
    securities                        66,914         --
   Amortization of non-compete
    agreement                        (33,285)        --
   Equity in earnings in excess of
    distributions of York Hannover
    Partnership                      (188,571) (102,459)
 Changes in operating assets and
  liabilities:
   Increase (decrease) in accounts
    payable and other accrued expenses (1,648)   90,802
      Net cash provided by (used in)
       continuing operations         (113,757)   68,500

Discontinued Operations:
  Change in discontinued net
   liabilities                              --  (39,692)
      Net cash (used in)
       discontinued operations              --  (39,692)
      Net cash provided by (used in)
       operating activities           (113,757)   28,808

CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Loans to York Hannover Partnership, net
  of payments received                      49,221       --
 Principal payments on notes to related
  parties                                       --  (25,000)
 Loans to related parties, net of payments
  received                                 (22,728)      - -
 Proceeds from repayment of loans from
  Affiliates                                 10,002       --
 Proceeds from sale of marketable
  securities                                399,198       --
      Net cash provided by (used in)
       investing activities                 435,693 (25,000)

                         (Continued)

             METROVISION OF NORTH AMERICA, INC.
   INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)
                                    March 31,   March 31
                                       1997       1998
                                 (Unaudited)  (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on Long-Term
  Debt Borrowin                        (94,201)       --
Principal repayments of notes payable (275,537)       --
      Net cash used in financing
       activities                     (369,738)       --

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                            (47,802)     3,808

CASH AND CASH EQUIVALENTS,
 beginning of period                     58,291    11,956
CASH AND CASH EQUIVALENTS, end of period$10,489   $15,764
Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the year for
    interest                            53,877         --

The accompanying notes to the interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

             METROVISION OF NORTH AMERICA, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)
March 31, 1998

NOTE A - BASIS OF PRESENTATION

On April 1, 1997, MetroVision of North America, Inc. ("MetroVision") consummated a merger with York Hannover Pharmaceuticals, Inc. ("York Hannover") that has been accounted for as a reverse acquisition of MetroVision by
York Hannover under the purchase method of accounting as prescribed by APB Opinion 16. Hereinafter, the "Company" refers to York Hannover and its acquired business, MetroVision. Accordingly, the historical financial statements of the Company prior to the merger have been changed to reflect the historical financial statements of York Hannover after giving effect to a recapitalization of the historical stockholders' equity of York Hannover. Therefore, the three months ended March 31, 1998 historical period represents the operations of the Company. The three months ended March 31, 1997 historical period represents the operations of York Hannover.
On November 30, 1997, the Company announced its plans to discontinue its MetroVision media operations, effective February 28, 1998. The Company has shut down the operations and will not receive any proceeds related to the shut-down as the remaining assets have been written off. As a result of the discontinuance, the related assets, liabilities and results of operations are segregated in the accompanying consolidated balance sheets, statements of operations and cash flows. Net revenues and operating expenses have been reclassified for amounts associated with discontinued operations.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE B - INVESTMENT IN YORK HANNOVER PARTNERSHIP

On August 1, 1995, York Hannover and Pharmaceuticals, Inc. and United Professional Companies, Inc. ("UPC") formed York Hannover Partnership (the "Partnership") for the purpose of providing institutional pharmacy services, infusion therapy, third-party billing, medical equipment and supplies, respiratory therapy and other services. UPC and the Company have a 60% and 40% interest in the Partnership, respectively. The Company's investment in the Partnership has been accounted for under the equity method of accounting.

During  the  three months ended March 31, 1998, the  Company engaged in negotiations to sell its 40% interest in the Partnership to an affiliate of United Professional Companies, Inc. There can be no assurance that the proceeds from the proposed sale will be sufficient to satisfy all of the outstanding obligations of the Company. It is anticipated that the closing of the proposed sale will be conditioned upon the approval of the Company's shareholders. The proceeds of the proposed sale are anticipated to be reduced by the revenues of the Partnership allocable to the Company for the period from January 1, 1998 to the date of closing. It is anticipated that the proceeds from the sale will be used first to satisfy the note payable and related accrued interest to National HealthCare Corporation.

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Three months Ended March 31, 1998 Compared to Three months
                    Ended March 31, 1997

On April 1, 1997, MetroVision of North America, Inc. ("MetroVision") consummated a merger with York Hannover Pharmaceuticals, Inc. ("York Hannover") that has been accounted for as a reverse acquisition of MetroVision by
York Hannover under the purchase method of accounting as prescribed by APB Opinion 16. Hereinafter, the "Company" refers to York Hannover and its acquired business, MetroVision. Accordingly, the historical financial statements of the Company prior to the merger have been changed to reflect the historical financial statements of York Hannover after giving effect to a recapitalization of the historical stockholders' equity of York Hannover. Therefore, the three months ended March 31, 1998 historical period represents the operations of the Company. The three months ended March 31, 1997 historical period represents the operations of York Hannover.

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

Net Revenues. Net Revenues for the three months ended March 31, 1998, were $202,459 a decrease of 8.4% or $18,680 from net  revenues of $221,139 for the three months  ended  March
31, 1997. This decrease in net revenues for the three months ended March 31, 1998 was attributable to a decrease in equity in earnings from York Hannover Partnership.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1998 were $60,000, as compared to $0 for the three months ended March 31, 1997. This increase was primarily attributable to professional fees incurred in connection with the operation of the Company.

Management Fees. Management fees for the three months ended March 31, 1998, were $0 as compared to $75,000, for the three months ended March 31, 1997. This decrease was attributable to the reduction in management fees as a result of the merger.

Other Expenses. Other expenses primarily include interest expense on a note payable to National HealthCare Corporation partially offset by the amortization of a Non-Compete Agreement. Other net expenses for the three months ended March 31, 1998, were $62,302, a decrease of 39.7% or $41,004 from other expenses of $103,306 for the three months ended March 31, 1997. This decrease was primarily the result of a loss on the sale of marketable securities in January and February 1997 of $66,914 offset by a reduction in income from the amortization of deferred revenue as a result of the merger.

Liquidity and Sources of Capital

At March 31, 1998, the Company had negative working capital of $3,748,299 and a ratio of current assets to current liabilities of (.004). Cash was $15,764 at March 31, 1998 and $11,956 at December 31, 1997. Accumulated deficit decreased $80,157 from $3,540,075 at December 31, 1997 to $3,459,918 at March 31, 1998. This decrease was the result of the net income for the period ended March 31, 1998.
The Company's primary asset is its ownership of a 40% interest in York Hannover Partnership (the "Partnership Interest"). For the three months ended March 31, 1998, the Company's equity in earnings from the Partnership totaled $202,459. The proceeds of the proposed sale are anticipated to be reduced by the revenues of the Partnership allocable to the Company for the period from January 1, 1998 to the closing date. In January 1998, the Company received distributions of $100,000. The Company does not have control over distributions made by York Hannover Partnership. All Partnership distributions are subject to the availability of Partnership cash.

The above discussion and the Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's independent auditors have included an explanatory paragraph in their report on the 1997 consolidated financial statements stating that the factors discussed below raise a substantial doubt about the Company's ability to continue as a going concern.

The Company is not currently generating sufficient cash flow to fund its operations and is dependent on other financing in order to sustain its operations. Although there can be no assurance, the Company believes that, based on currently proposed plans and assumptions relating to the proposed sale of its Partnership Interest that proceeds will be sufficient to satisfy the Company's contemplated cash requirements for 1998. Such cash requirements primarily relate to the payment of principal and interest on the outstanding note payable to National HealthCare Corporation ("NHC") and other
liabilities owed to unrelated third party creditors.   There
can be no assurance, however, that the Company will be successful in its new business endeavors or able to generate revenues or ever achieve profitable operations. The Company has outstanding a $1,950,000 promissory note payable to NHC that became due on December 31, 1997 and is currently in default and payable on demand. Accrued interest in the promissory note is $223,642 as of March 31, 1998.
The Company currently does not have the financial resources necessary to meet its payment obligation other than from Partnership distributions or proceeds from the anticipated sale of the 40% interest in York Hannover
Partnership.   In the  event  the  Company  is  unable  to
meet its payment obligation and the promissory note is not re-negotiated, NHC, as a secured creditor, has the right to take possession of or otherwise sell the interest in the Partnership in satisfaction of the indebtedness and may seek recourse against the Company's other
assets,  if  necessary.   The Company also has outstanding a
$571,957 working capital note payable  to  Lenox
Healthcare, Inc. (an affiliate of the Company) that becomes due in May of 1998.

During  the  three months ended March 31, 1998, the  Company engaged in negotiations to sell its 40% interest in the Partnership to an affiliate of United Professional Companies, Inc. ("UPC"). There can be no assurance that the proceeds from the proposed sale will be sufficient to satisfy all of the outstanding obligations of the Company. UPC currently has a 60% interest in the Partnership. It is anticipated that the closing of the proposed sale will be conditioned upon the approval of the Company's shareholders. The proceeds of the proposed sale are anticipated to be reduced by the revenues of the Partnership allocable to the Company for the period from January 1, 1998 to the closing date. It is anticipated that the proceeds from the sale will be used first to satisfy the note payable and related accrued interest to NHC.

Additionally, during the three months ended March 31, 1998, the majority holders of the 5% Series A Preferred Stock have asserted certain claims against the Company which could have a material adverse impact on the Company's financial position. Although management does not believe these assertions represent obligations of the Company as of March 31, 1998, management is currently discussing these assertions with the preferred shareholders in conjunction with the structuring of the proposed sale of the Partnership. Management believes that these assertions will be resolved during 1998 through ongoing discussions with the preferred shareholders but is unable to determine the ultimate outcome of the ongoing discussions.

Subsequent to the anticipated sale of the Partnership and subject to shareholder approval, management intends to seek business combination opportunities with other entities in 1998. However, no such opportunities are currently known and there can be no assurance that the Company will be able to locate such an opportunity in 1998.

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

In the event the Company's plans change or its assumptions change or prove inaccurate or proceeds of the sale of the Partnership Interest prove to be insufficient to payoff the Company's debt and operating liabilities, the Company may be required to seek additional financing. The Company has no current arrangements with respect to or sources of additional financing other than the current working capital line of credit or the sale of its Partnership Interest, and there can be no assurance that financing will be available to the Company on commercially reasonable terms, if at all. Any inability to obtain additional financing could have a material adverse effect on the Company, including possibly requiring the Company to cease its operations.

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

Item   3.  QUALITATIVE   AND   QUANTITATIVE   INFORMATION
           ABOUT MARKET RISK
Not applicable.

             METROVISION OF NORTH AMERICA, INC.
                 PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits. None.
(b) No Reports on Form 8-K were filed during the three months ended March 31, 1998.

             METROVISION OF NORTH AMERICA, INC.
                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROVISION OF NORTH AMERICA, INC.
(Registrant)

Date:  May 15, 1998         /s/Thomas M. Clarke
                         Thomas M. Clarke, President
                           (Duly authorized Officer)

Date: May 15, 1998          /s/ David M. Fancher
                              David M. Fancher
                           Chief Financial Officer
                 (Principal Financial & Accounting Officer)

             METROVISION OF NORTH AMERICA, INC.
                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROVISION OF NORTH AMERICA, INC.
(Registrant)

Date:  May 15, 1998
                         Thomas M. Clarke, President
                           (Duly authorized Officer)

Date: May 15, 1998
                              David M. Fancher
                           Chief Financial Officer
                 (Principal Financial & Accounting Officer)