Form 10QSB
period 1998-06-30
METROVISION OF NORTH AMERICA INC
filed 1998-08-19
CIK 880581

UNITED STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                    Washington,  D.C.  20549
                         FORM 10-QSB
[x]  Quarterly report pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934   For the quarterly
   Period Ended June 30, 1998
                             or
[  ] Transition Report Pursuant to Section 13 or 15(d) of
the
    Securities Exchange Act of 1934   For the transition
   period from _____________to __________

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

Indicate  by check mark whether the registrant (1) has filed all reports  required  to be filed by Section  13  or  15(d)
of  the Securities   Exchange Act of 1934 during the
preceding
12  months
(or  for such shorter period that the registrant was
required to file  such  reports),       and (2) has been
subject  to  such
filing
requirements for the past 90 days.
Ye  X     No
 s

            Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

Common Stock, $.001 Par Value - 5,574,275 shares as of
August 14, 1998.

Transitional Small Business Issuer Format    (Check one)
Ye        No  X
 s
             METROVISION OF NORTH AMERICA, INC.
                            INDEX

Page # Part I.  Financial Information
Item 1.  Interim Condensed Consolidated Financial
Statements (Unaudited)

Interim condensed consolidated balance sheets:
     December 31, 1997
     June 30, 1998
3

Interim condensed consolidated statements of
operations:
     Six months ended June 30, 1997 and 1998
5

Interim condensed consolidated statements of cash
flows:
     Six months ended June 30, 1997 and 1998
6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
9

Part II.  Other Information

Item 6.
13

Signatures
14
               PART I - FINANCIAL INFORMATION

             METROVISION OF NORTH AMERICA, INC.

        INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS









                             December 31,        June 30,
                             1997                1998

(Unaudited)                 ASSETS



CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                        $        $
                                  11,956            1,834
      TOTAL CURRENT ASSETS
                                  11,956            1,834

OTHER ASSETS:
   DEFERRED TAX                                                   -
                                       -           84,427
   INVESTMENT IN YORK HANNOVER PARTNERSHIP
                                1,269,195       1,491,069
      TOTAL OTHER ASSETS
                                1,269,195       1,575,496

      TOTAL ASSETS
                               $1,281,151      $1,577,330


The accompanying notes to the interim condensed consolidated financial statements are an integral part of these consolidated financial statements.

             METROVISION OF NORTH AMERICA, INC.


                 CONSOLIDATED BALANCE SHEETS

                         (Continued)

                                            December 31,   June 30,
                                              1997          1998
  LIABILITIES AND STOCKHOLDERS' DEFICIT
(Unaudited

) CURRENT LIABILITIES:
Due to related parties                    $ 596,957          $  571,957
 Accrued expenses                           297,765             368,161
 Accrued taxes payable                           - -             84,427
 Notes payable                             1,950,000          1,950,000
     Net liability of discontinued           893,231
operations                                                      848,519
     Total current liabilities             3,737,953          3,823,064

STOCKHOLDERS' DEFICIT:

      Preferred stock, $.001 par value,
1,280,000 shares authorized, no shares
-
-
outstanding
      Cumulative Preferred stock, 5% Series A
$.001 par value, 720,000 shares
authorized, $5.56 per share redemption
value and liquidation value, 648,535             649        649
shares issued and outstanding
        Common stock, Class A                  5,574       5,574
    Capital (deficit) in excess of par value1,077,050  1,077,050
    Accumulated deficit                   (3,540,075) (3,329,007)
     Total stockholders' deficit          (2,456,802) (2,245,734)


     Total liabilities and stockholders'   $1,281,151       $
deficit
                                                             1,577,330

The accompanying notes to the interim condensed consolidated financial statements are an integral part of these
             consolidated financial statements.
             METROVISION OF NORTH AMERICA, INC.
   INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               June 30,  June
                                                     30, 1997       1998
                                                   (Unaudite (Unaudite
                                                      d)        d)

REVENUES:
            Equity in earnings of York
Hannover Partnership                  $
212,498                                             $   310,415
$    433,637                        $    512,874

OPERATING COSTS AND EXPENSES:
            General and administrative       30,098         115,000
                                   - -
175,000
            Management fees                         - -
                                        - -        75,000    - -
               Total operating expenses             30,098
                                        115,000    75,000    175,000
               Operating income                     182,400
                                        195,415    358,637   337,874

OTHER INCOME (EXPENSE):
            Interest expense, net           (64,499)  (64,504) (134,176)
(126,806)
            Amortization of deferred            - -   - -  33,285  - -
revenue
            Realized loss on sale of                --
securities                              --         (66,914)  --
               Total other expense                  (64,499)
                                        (64,504)   (167,805)
(126,806)

NET INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME
TAXES                           117,901  130,911       190,832
211,068

INCOME TAX PROVISION                (42,058)    - -  (72,156)       - -

NET INCOME FROM CONTINUING
OPERATIONS                              75,843
                                        130,911    118,676   211,068

DISCONTINUED OPERATIONS:

            Loss from operations of
discontinued operations
(less applicable income tax             (75,808)
benefit)                                - -        (75,808)  - -
            Total loss from discontinued            (75,808)
operations                              - -       (75,808)    - -


NET INCOME BEFORE PREFERRED
    STOCKHOLDER DIVIDEND
    REQUIREMENTS                     35    130,911  42,868  211,068

LESS - PREFERRED STOCK DIVIDEND
REQUIREMENTS                  $  45,041 $  45,041 $ 45,041 $ 90,082

NET INCOME (LOSS) APPLICABLE TO           $ (45,006)     $          $         $
COMMON STOCK                            85,870     (2,173)   120,986


NET INCOME/(LOSS) PER COMMON SHARE    ($0.01)   ($0.01)     $0.03     $0.02


WEIGHTED AVERAGE NUMBER OF          5,574,275 5,574,275  5,574,2755,574,275
 SHARES


The accompanying notes to the interim condensed consolidated financial statements are an integral part of these consolidated financial statements.
             METROVISION OF NORTH AMERICA, INC.

  INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         June 30,   June
                                           30, 1997
                                           1998
                                        (Unaudite
                                            (Unaudite d)
                                            d)

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                              $  42,867    $
211,068
        Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:
           Amortization of non-compete               (33,285)     -
-
agreement
            Equity in earnings in excess of          (212,498)  (221,874)
distributions of York Hannover          )
Partnership
           Changes in operating assets and            145,752          -
liabilities:
                  Increase (decrease) in accounts
payable and other accrued expenses                   (190,437)      70,396


                   Net cash provided by (used
in)  continuing operations                           (180,686)      59,590

        Discontinued Operations:
           Change in discontinued net              34,957
liabilities                                                       (44,712)
             Net cash (used in) discontinued
operations                                         34,957
                                                                  (44,712)
              Net cash provided by (used in)
operating activities                             (145,729)
                                                                    14,878

CASH FLOWS USED FOR INVESTING ACTIVITIES:
        Loans to York Hannover Partnership, net
of payments received                                49,221             - -
        Principal payments on notes to related
(25,000)
parties
     Loans to related parties, net of payments    (22,728)       -
received
     Loans from related parties                    79,774        -
-
        Proceeds from repayment of loans from      10,002        -
-
Affiliates
        Proceeds from sale of marketable          399,198
securities                                         --
              Net cash provided by (used in)
investing activities                              515,467
                                                              (25,000)
                         (Continued)
             METROVISION OF NORTH AMERICA, INC.


   INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                         (Continued)



                                                           June 30,   June 30,
                                             1997       1998
                          (Unaudite  (Unaudite
                                              d)         d)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on Long-Term Debt           (94,201)
-
-
Borrowing
        Principal repayments of notes payable     (275,537)
                                   --
                 Net cash used in financing
activities                                (369,738)
                                   - -

NET INCREASE (DECREASE) IN CASH AND CASH           - -
(10,122)
EQUIVALENTS


CASH AND CASH EQUIVALENTS, beginning of period         - -
                                 11,956
CASH AND CASH EQUIVALENTS, end of period          $    - -        $
                                  1,834

Supplemental Disclosures of Cash Flow
Information:

        Cash paid during the year for interest    $    - -
                                                     $ 300,000




The accompanying notes to the interim condensed consolidated financial statements are an integral part of these
             consolidated financial statements.
          METROVISION OF NORTH AMERICA, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
                        STATEMENTS - (UNAUDITED)

June 30, 1998

NOTE A - BASIS OF PRESENTATION

On  April  1,  1997,  MetroVision  of  North  America,
Inc. ("MetroVision")  consummated a  merger  with  York
Hannover Pharmaceuticals,  Inc.  ("York  Hannover")
that has   been accounted  for  as a reverse
acquisition of MetroVision  by York  Hannover  under
the purchase method
of  accounting  as prescribed  by  APB Opinion 16.
Hereinafter, the  "Company" refers   to   York  Hannover
and  its  acquired   business, MetroVision. Accordingly,
the   historical    financial statements
of  the Company prior to the  merger  have  been changed
to  reflect the historical financial statements  of York
Hannover after giving effect to a recapitalization  of
the historical  stockholders'  equity  of  York
Hannover. Therefore,  the  six months ended June 30,
1998 historical period  represents the operations of the
Company.   The  six months  ended  June 30, 1997
historical period includes six months of operations of York Hannover and three months of operations of MetroVision.

On November 30, 1997, the Company announced its plans to discontinue its MetroVision media operations, effective
February 28, 1998. The Company has shut down the operations and will not receive any proceeds related to the shut-down as the remaining assets have been written off. As a result of the discontinuance, the related assets, liabilities and results of operations are segregated in the accompanying consolidated balance sheets, statements of operations and cash flows. Net revenues and operating expenses have been reclassified for amounts associated with discontinued operations.
The accompanying unaudited interim condensed

consolidated financial statements have been prepared in

accordance with generally accepted accounting principles

for interim financial information and with the

instructions to Form 10 QSB and Article 10 of regulation

S-X.  Accordingly, they do not include all of the

information and footnotes required by generally accepted

accounting principles for complete financial statements.

In the opinion of management, all adjustments

(consisting of normal recurring accruals) considered

necessary for a fair presentation have been included.

Operating results for the six months ended June 30, 1998

are not necessarily indicative of the results that may

be expected for the year ended December 31, 1998.







NOTE B - INVESTMENT IN YORK HANNOVER PARTNERSHIP

On  August 1, 1995, York Hannover Pharmaceuticals, Inc.
and United  Professional  Companies, Inc.  ("UPC")
formed York Hannover Partnership (the "Partnership") for
the purpose  of providing institutional pharmacy
services,
infusion therapy, third-party   billing,  medical
equipment   and   supplies, respiratory therapy and
other
services.  UPC and the Company have   a   60%   and
40% interest  in  the   Partnership, respectively.
The Company's investment in the  Partnership has   been
accounted for under the equity method of accounting.

During the six months ended June 30, 1998, the Company engaged in negotiations to sell its 40% interest in the Partnership to an affiliate of UPC. There can be no assurance that the proceeds from the proposed sale will be sufficient to satisfy all of the outstanding obligations of the Company.
It is anticipated that the closing of the proposed sale will be conditioned upon the approval of the Company's shareholders. The proceeds of the proposed sale are anticipated to be reduced by the revenues of the Partnership allocable to the Company for the period from January 1, 1998 to the date of closing.
It is anticipated that the proceeds from the sale will be used first to satisfy the note payable and related accrued interest to National HealthCare
Corporation.


Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Six months ended June 30, 1998 Compared to Six months
                        ended June 30, 1997
On  April  1,  1997,  MetroVision  of  North  America,
Inc. ("MetroVision")  consummated a  merger  with  York
Hannover Pharmaceuticals,  Inc.  ("York  Hannover")
that has   been accounted  for  as a reverse
acquisition of MetroVision  by York  Hannover  under
the purchase method of  accounting  as prescribed  by
APB Opinion 16. Hereinafter, the  "Company" refers   to
York  Hannover and  its  acquired  business,
MetroVision.    Accordingly,   the   historical
financial
statements  of  the Company prior to the  merger  have
been changed  to  reflect the historical financial
statements  of York  Hannover after giving effect to a
recapitalization  of the
historical  stockholders'  equity  of  York  Hannover.
Therefore,  the  six months ended June 30,  1998
historical period  represents the operations of the
Company.   The  six months  ended  June 30, 1997
historical period includes six months of operations of York Hannover and three months of operations of MetroVision.




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

Net  Revenues.  Net Revenues for the six months  ended
June 30, 1998, were $512,874 an increase of 18.3% or
$79,237 from net  revenues of $433,637 for the six
months ended June  30, 1997. Net Revenues for the three
months ended June 30, 1998, were  $512,874  an  increase
of 18.3% or  $79,237  from  net revenues  of  $433,637
for the three months ended  June  30, 1997.   This
increase in net revenues for the three and six months ended June 30, 1998 were attributable to an increase in equity in earnings from York Hannover Partnership.

Selling,  General  and  Administrative  Expenses.
Selling, general and administrative expenses for the six
months ended June  30, 1998 were $175,000, as compared
to $0 for the  six months   ended   June  30,  1997.
Selling,   general      and
administrative expenses for the three months ended June
30, 1998  were $115,000, as compared to $0 for the three
months ended   June  30,  1997.   These  increases  were
primarily attributable to professional fees incurred in connection with the operation of the Company and preparation of a Proxy Statement.

Management Fees. Management fees for the six months ended June 30, 1998, were $0 as compared to $75,000, for the six months ended June 30, 1997. Management fees for the three months ended June 30, 1997 and 1998 were $0 The decrease in the six months ended June 30, 1998 was attributable to the reduction in management fees as a result of the merger.

Other  Expenses.  Other expenses primarily include
interest expense on a note payable to National
HealthCare Corporation partially  offset  by  the
amortization  of a  Non-Compete Agreement.  Other net
expenses for the six months ended June 30, 1998, were
$126,806, a decrease of 24.4% or $40,999 from other
expenses of $167,805 for the six months ended June 30,
1997. Other expenses primarily include interest expense
on a note  payable  to National HealthCare Corporation
partially offset  by  the amortization of  a  Non-
Compete  Agreement. Other net expenses for the three
months ended June 30, 1998, were $64,504,  an  increase
of $5 from  other  expenses  of $64,499  for  the  three
months ended June  30,  1997. The
decrease in other expenses for the six months ended June
30, 1998  was  primarily the result of a loss  on  the
sale  of marketable  securities  in  January  and
February  1997  of $66,914
offset    by  a  reduction  in  income   from
the
amortization of deferred revenue as a result of the merger.

Liquidity and Sources of Capital

At  June  30, 1998, the Company had negative working
capital of  $3,646,778  and  a ratio of current  assets
to  current liabilities of (.004).  Cash was $1,834 at
June 30, 1998 and $11,956  at December 31, 1997.
Accumulated deficit decreased $211,068  from $3,540,075
at December 31, 1997 to $3,239,007 at  June 30, 1998.
This decrease was the result of the  net income for the
period ended June 30,    1998.
The  Company's  primary  asset is its  ownership  of  a
40% interest  in  York  Hannover Partnership  (the
"Partnership Interest").   For the six months ended June
30,  1998,  the Company's  equity  in earnings from the
Partnership  totaled $512,874.  The proceeds of the
proposed sale are anticipated to  be  reduced by the
revenues of the Partnership allocable to  the  Company
for the period from January 1, 1998 to  the closing
date.     During   1998,   the   Company   received
distributions  of  $300,000.   The  Company  does  not
have control       over   distributions   made   by
York
Hannover
Partnership. All Partnership distributions are subject to the availability of Partnership cash.

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

The Company is not currently generating sufficient cash
flow to  fund  its operations and is dependent on other
financing in  order to sustain its operations.  Although
there can  be no  assurance, the Company believes that,
based on currently proposed plans and assumptions
relating to the proposed sale of its Partnership
Interest that proceeds will be sufficient to  satisfy
the Company's contemplated cash requirements for
1998.   Such  cash  requirements  primarily  relate  to
the payment  of  principal and interest on the
outstanding note payable to National HealthCare
Corporation ("NHC") and other liabilities owed to
unrelated third party creditors.   There can  be  no
assurance, however, that the  Company  will  be
successful in its new business endeavors or able to
generate revenues or ever achieve profitable operations.
The Company has  outstanding a $1,950,000 promissory
note payable to NHC that  became due on December 31,
1997 and is  currently  in default and  payable on
demand.  Accrued  interest  on  the promissory note is
$88,936 as of June 30, 1998.  The Company currently does
not have the financial resources necessary to meet  its
payment  obligation other than from  Partnership
distributions or proceeds from the anticipated sale  of
the 40% interest in York Hannover
Partnership.  In the event the Company  is  unable to
meet its payment obligation  and  the promissory  note
is not re-negotiated, NHC,  as  a  secured creditor,
has the right to take possession of or  otherwise sell
the interest in the Partnership in satisfaction of  the
indebtedness  and  may seek recourse against  the
Company's other   assets,   if  necessary.   The
Company also     has
outstanding a $571,957 working capital note payable to Lenox Healthcare, Inc. (an affiliate of the Company) that becomes due in May of 1998.




During  the  six  months ended June 30,  1998,  the
Company engaged  in  negotiations to sell its 40%
interest  in  the Partnership
to   an   affiliate  of  United   Professional
Companies, Inc. ("UPC").  There can be no assurance that
the proceeds  from  the  proposed sale  will  be
sufficient  to satisfy  all of the outstanding
obligations of the  Company. UPC currently has a 60%
interest in the Partnership.  It  is anticipated  that
the closing of the proposed sale  will  be conditioned
upon the approval of the Company's shareholders. The
proceeds  of  the proposed sale are anticipated  to  be
reduced by the revenues of the Partnership allocable to
the Company  for the period from January 1, 1998 to the
closing date.   It is anticipated that the proceeds from
the sale will be used first to satisfy the note payable and related accrued interest to NHC. -



Additionally, during the six months ended June 30, 1998,
the majority  holders  of the 5% Series A Preferred
Stock have asserted certain claims against the Company
which could have a   material  adverse  impact  on  the
Company's  financial position.   Although  management
does  not  believe   these assertions represent
obligations of the Company as  of  June 30,   1998,
management  is  currently   discussing   these
assertions  with the preferred shareholders  in
conjunction with   the
structuring  of  the  proposed  sale   of            the
Partnership. Management believes that these assertions will be resolved during 1998 through ongoing discussions with the preferred shareholders but is unable to determine the ultimate outcome of the ongoing discussions.

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




(b) No Reports on Form 8-K were filed during the six months ended June 30, 1998.

            METROVISION OF NORTH AMERICA, INC.

                        SIGNATURES




Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            METROVISION OF NORTH AMERICA,
                                       INC. (Registrant)

Date:  August 14,                   /s/Thomas M. Clarke
1998
                                Thomas M. Clarke,
                                 President (Duly
                                 authorized Officer)


Date: August 14,                   /s/ David M. Fancher
1998
                                     David M. Fancher
                                  Chief Financial Officer
                             (Principal Financial &
                             Accounting
                                         Officer)
            METROVISION OF NORTH AMERICA, INC.
                        SIGNATURES




Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            METROVISION OF NORTH AMERICA,
                                       INC. (Registrant)

Date: August 14,
1998
                               Thomas M. Clarke, President
                                (Duly Authorized Officer)


Date: August 14,
1998
                                     David M. Fancher
                                 Chief Financial
                                 Officer
                            (Principal Financial &
                                         Accounting
                                         Officer)